Form 10-Q
period 2017-06-30
Reliant Holdings, Inc.
filed 2017-10-04
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 333-214274

RELIANT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-2200506
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12343 Hymeadow Drive, Suite 3-A Austin, Texas	78750
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 407-2623

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes  ☐  No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 14,585,000 shares of common stock are issued and outstanding as of October 2, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash	$98,739	$42,673
Accounts receivable, net	1,520	9,284
Accounts receivable, related party	—	10,117
Federal income tax receivable	10,000	10,000
Earnings in excess of billings and estimated earnings on uncompleted contracts	—	357
Total current assets	110,259	72,431

Equipment, net of accumulated depreciation of $10,649 and $7,262 at June 30, 2017 and December 31, 2016, respectively	24,277	27,664

Total Assets	$134,536	$100,095

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$71,871	$40,754
Billings in excess of costs and estimated earnings on uncompleted contracts	94,989	38,494
Related party advances	5,000	—
Current portion of long term note payable	5,613	5,492
Total current liabilities	177,473	84,740

Long-term note payable	16,218	18,984
Total Liabilities	193,691	103,724

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, ($0.001 par value, 5,000,000 shares authorized, zero issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	—	—
Common stock, ($.001 par value, 70,000,000 shares authorized, 14,585,000 issued and outstanding as of June 30, 2017 and December 31, 2016)	14,585	14,585
Additional paid-in capital	43,365	43,365
Accumulated deficit	(117,105)	(61,579)

Total Stockholders’ Equity (Deficit)	(59,155)	(3,629)

Total Liabilities and Stockholders’ Equity (Deficit)	$134,536	$100,095

The accompanying foot notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenue	$343,301	$746,992	$587,002	$1,274,365
Cost of goods sold	(216,477)	(541,876)	(391,227)	(972,766)
Gross Margin	126,824	205,116	195,775	301,599

General and administrative expenses	126,744	149,027	250,725	335,684

Total Operating Expenses	(126,744)	(149,027)	(250,725)	(335,684)

Income (Loss) From Operations	80	56,089	(54,950)	(34,085)
Other income / (expense)
Interest income	3	12	3	29
Interest expense	—	(617)	(579)	(942)

Total Other Income (expense)	3	(605)	(576)	(913)

Income (Loss) Before Income Taxes	83	55,484	(55,526)	(34,998)

Provision for Income Tax Benefit	—	—	—	—

Net Income (Loss)	$83	$55,484	$(55,526)	$(34,998)

Net Income (Loss) Per Common Share - Basic and Diluted	$0.00	$0.00	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	14,585,000	15,172,088	14,585,000	14,874,368

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flow

(Unaudited)

	For the six months ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(55,526)	$(34,998)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,387	2,192
Accounts receivable, related party converted to compensation	10,117	—
Changes in operating assets and liabilities:
Accounts receivable	7,764	(20,183)
Federal income tax receivable	—	(10,000)
Costs in excess of billings	357	(59,455)
Billings in excess of costs and estimated earnings on uncompleted contracts	56,495	7,555
Accounts payable and accrued liabilities	31,117	21,100
Net Cash Provided By (Used in) Operating Activities	53,711	(93,789)

Cash Flows from Financing Activities
Payments on note payable	(2,645)	(6,740)
Proceeds on related party advances	5,000	—
Proceeds from sale of common stock, net	—	41,000
Net Cash Provided By Financing Activities	2,355	34,260

Net change in Cash	56,066	(59,529)
Cash - Beginning of Period	42,673	186,000
Cash - End of Period	$98,739	$126,471

Supplemental Disclosures
Interest paid	$508	$942
Income taxes paid	$—	$10,000

Non-cash investing and financing activities Note payable for purchase of truck		$33,874

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Reliant Holdings, Inc. (the “Company”) was formed as a Nevada corporation on May 19, 2014. On May 23, 2014, Reliant Holdings, Inc., along with Reliant Pools, Inc., formerly Reliant Pools, G.P., which was formed in September 2013 (“Reliant Pools”) and the shareholders of Reliant Pools, entered into an Agreement for the Exchange of common stock whereby Reliant Pools, Inc. became a wholly-owned subsidiary of Reliant Holdings, Inc. Reliant Holdings, Inc. designs, and installs swimming pools. The Company is headquartered in Austin, Texas.

Basis of Presentation

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements and related disclosures as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2016 and 2015 included in our Registration Statement on Form S-1/A, filed with the SEC on August 9, 2017. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies (cont’d)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income taxes and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term based on either input (e.g., costs incurred under the cost-to-cost method) or output (e.g., units delivered under the units-of-delivery method), as appropriate under the circumstances.

Revenues from the Company’s construction services are performed under fixed-price, time-and-equipment, time-and-materials, unit-price, and cost-plus fee contracts. For fixed-price contracts, the Company uses the ratio of cost incurred to date on the contract (excluding uninstalled direct materials) to management’s estimate of the contract’s total cost, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract costs include all direct costs on contracts, including labor and material, subcontractor costs and those indirect costs related to contract performance, such as supplies, fuel, tool repairs and depreciation. The Company recognizes revenues from construction services with fees based on time-and-materials, unit prices, or cost-plus fees as the services are performed and amounts are earned.

Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, the Company’s profit recognition. These changes, which include contracts with estimated costs in excess of estimated revenues, are recognized in contract costs in the period in which the revisions are determined. At the point the Company anticipates a loss on a contract, the Company estimates the ultimate loss through completion and recognizes that loss in the period in which the possible loss was identified. If contracts include contract incentives or bonuses, they are included in estimated contract revenues only when the achievement of such incentives or bonuses is reasonably certain.

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies (cont’d)

A change order is a modification to a contract that changes the provisions of the contract, typically resulting from changes in scope, specifications, design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work under the contract. A claim is an amount in excess of the agreed-upon contract price that the Company seeks to collect from its clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes. Costs related to change orders and claims are recognized when incurred. Revenue from a change order is included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and can be reliably estimated. Revenue from a claim is included in total estimated contract revenues, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in an addition to contract value which can be reliably estimated. No profit is recognized on a claim until final settlement occurs.

The Company recognizes revenue from the design and installation of swimming pools.

Accounts Receivable and Allowances

The Company does not charge interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contract and acceptance by the customer, or earlier as provided by the contract. Based on the Company’s experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year.

The Company grants trade credit, on a non-collateralized basis (with the exception of lien rights against the property in certain cases), to its customers and is subject to potential credit risk related to changes in business and overall economic activity. The Company analyzes specific accounts receivable balances, historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the event that a customer balance is deemed to be uncollectible, the account balance is written-off against the allowance for doubtful accounts.

Classification of Construction Contract-related Assets and Liabilities

Costs and estimated earnings in excess of billings on uncompleted contracts are presented as a current asset in the accompanying consolidated balance sheets, and billings in excess of costs and estimated earnings on uncompleted contracts are presented as a current liability in the accompanying consolidated balance sheets. The Company’s contracts vary in duration, with the duration of some larger contracts exceeding one year. Consistent with industry practices, the Company includes the amounts realizable and payable under contracts, which may extend beyond one year, in current assets and current liabilities. The vast majority of these balances are settled within one year.

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies (cont’d)

Equipment

Equipment, consisting mainly of a truck, is stated at cost. The Company depreciates the cost of equipment using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. Depreciation expense was approximately $3,400 and $2,200 during the six months ending June 30, 2017 and 2016, respectively. The estimated useful life of the truck is five years.

Fair Value of Financial Instruments

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with the Fair Value Measurement Topic of the FASB ASC 820, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The carrying amounts of cash, accounts receivable, trade accounts payable, and other accrued expenses approximate fair value because of the short maturity of those instruments.

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies (cont’d)

Earnings Per Share

In accordance with accounting guidance now codified as ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

New Accounting Pronouncements

Management does not expect adoption of recently issued but not yet effective pronouncements to have a material impact on the Company’s financial statements.

Note 2. Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2017	December 31, 2016
Contract receivables	$1,520	$9,284
Less: Allowance for doubtful accounts	—	—
	$1,520	$9,284

The Company recognized bad debt expense of $0 during the six months ending June 30, 2017 and 2016, respectively.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	June 30, 2017	December 31, 2016
Costs on uncompleted contracts	$47,211	$376,622
Estimated earnings	16,587	147,268
	63,798	523,890
Less: Progress billings	(158,787)	(562,027)
	$(94,989)	$(38,137)

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 3. Contracts in Process (cont’d)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	June 30, 2017	December 31, 2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$357
Billings in excess of costs and estimated earnings on uncompleted contracts	(94,989)	(38,494)
	$(94,989)	$(38,137)

Note 4. Equity

From January 2016 to September 2016, the Company sold 885,000 shares of restricted common stock for $44,250, or $0.05 per share in a private offering pursuant to a private placement memorandum. Purchasers in the offering include Lilia Chavez, the mother of Michael Chavez, the Company’s President and sole director (10,000 shares for $500), Alexander Spohn, the adult son of Becky Spohn, the Company’s former Controller (5,000 shares for $250), and Phyllis Laws, the mother of Becky Spohn, the Company’s former Controller (5,000 shares for $250).

In September 2016, the Company discovered that the investors in the January 2016 to September 2016 offering may not have been provided all information and materials (including current audited financial statements), as is required under the Securities Act of 1933, as amended (the “Securities Act”) in order to claim an exemption from registration pursuant to Rule 506 of the Securities Act. We believe that all of such transactions still complied with, and were exempt from registration under Section 4(a)(2) of the Securities Act because the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof; the securities were offered without any general solicitation by the Company or our representatives; no underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions; the securities sold are subject to transfer restrictions, and the certificates evidencing the securities (or book entry issuances) contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom; and the securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Nevertheless, based on the above, the Company offered the January 2016 to September 2016 purchasers of our common stock the right to rescind their previous common stock acquisitions and receive, in exchange for any shares relinquished to the Company, a payment equal to their original purchase price plus interest at the applicable statutory rate in the state in which they reside. The rescission offer expired at 5:00 pm (CST) on October 26, 2016. None of the prior purchasers opted to rescind their prior purchases in connection with the rescission offer.

  Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 4. Equity (cont’d)

During the first quarter of fiscal 2017, the Company learned that Michael Chavez, President and sole director, was barred from association with any FINRA member in any capacity. Mr. Chavez similarly became aware of the FINRA bar at the same time. Pursuant to Rule 506(d), Rule 506 of the Securities Act, is not available for a sale of securities if among other persons, any director or executive officer of an issuer has been subject to certain disqualifying events after September 23, 2013, including suspension or expulsion from membership in a self-regulatory organization (SRO), such as FINRA. However, in the event the disqualifying event occurred prior to September 23, 2013, the issuer is not prohibited from relying on Rule 506, provided that pursuant to Rule 506(e) of the Securities Act, an issuer is required to furnish to each purchaser, a reasonable time prior to sale, a description in writing of any matters that would have triggered disqualification under Rule 506(d)(1), but occurred before September 23, 2013.

As Mr. Chavez’s FINRA bar, which occurred prior to September 23, 2013, constituted a disqualifying event under Rule 506(d), the Company was required to furnish to each purchaser of shares of the Company, a reasonable time prior to sale, a description in writing of such event. The Company did not do that, because as described above, the Company and Mr. Chavez only recently became aware of the FINRA bar. Notwithstanding the fact that the Company was not aware of Mr. Chavez’s FINRA bar, the Company determined that such failure to provide such information may prohibit the Company from relying on a Rule 506 exemption for the prior issuances and sales of shares. We believe that all such transactions still complied with, and were exempt from registration under Section 4(a)(2) of the Securities Act, because the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof; the securities were offered without any general solicitation by us or our representatives; no underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions; the securities sold/issued were subject to transfer restrictions, and the certificates evidencing the securities (or book entry issuances) contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom; and the securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Nevertheless, management determined that the Company would offer rescission to all of its shareholders in April 2017. In connection therewith, in April 2017, we offered every shareholder of our common stock the right to rescind their previous purchases and acquisitions and to receive, in exchange for any shares relinquished to us, a payment equal to their original purchase price or consideration provided, plus interest at the applicable statutory rate in the state in which they reside. The rescission offer expired at 5:00 pm (CST) on April 29, 2017. None of our shareholders opted to rescind their prior purchase/acquisitions in connection with the rescission offer.

The federal securities laws and certain state securities laws do not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of securities that was not registered under the relevant securities laws as required. Accordingly, the Company may continue to be potentially liable under certain securities laws for the offer and sale of the shares sold and issued between May 2014 and September 2016, totaling $57,950 of securities in aggregate, along with statutory interest on such shares, even after the Company completed the rescission offers.

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 4. Equity (cont’d)

This amount is recorded in equity in the accompanying June 30, 2017 and December 31, 2016 balance sheets. This will be evaluated at each reporting period for reclassification to a liability if a rescission request is made.

During the year ended December 31, 2016, the Company sold 885,000 shares of common stock for $44,250 in cash.

In May 2014, the Company sold 2,900,000 shares of common stock for $2,900 and subscription receivables of $2,900. In January 2015, the Company collected $1,700 of the subscription receivables. In January 2016, the Company collected $500 of the subscription receivables. Effective September 30, 2016, the Company cancelled 700,000 of the shares subscribed on May 31, 2014 for non-payment.

Note 5. Concentration of Risk

The Company had gross revenue of $587,002 and $1,274,365 for the six months ended June 30, 2017 and 2016, respectively. The Company had 5 customers representing more than 10% of gross revenue, and combined 75% of revenue for the six months ended June 30, 2017 and 1 customer representing approximately 12% of gross revenues for the three months ended June 30, 2016.

Note 6. Commitments

The Company leases approximately 1,000 square feet of office space in Austin, Texas. The lease expires in September 2017 with a monthly rent of $1,695.

Lease expense was $10,442 and $9,600 for the six months ended June 30, 2017 and 2016, respectively.

Note 7. Related Party Transactions

During the year ended December 31, 2016, the Company paid for $10,117 of raw materials associated with the construction of the personal swimming pool of Michael Chavez, the Company’s Chief Executive Officer and sole director. Mr. Chavez had not yet reimbursed the Company for the materials purchased as of December 31, 2016, which is shown as accounts receivable, related party, as of December 31, 2016.  During the six months ended June 30, 2017, the Company paid for $5,064 of raw materials associated with the construction of the personal swimming pool of Michael Chavez. During the six months ended June 30, 2017, Mr. Chavez advanced the Company $2,000 which was applied to the amount receivable from Mr. Chavez. Effective May 18, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to classify the cost of the construction of the personal pool of Michael Chavez, CEO, as compensation resulting in such $13,181 amount being reclassified.

During the quarter ending June 30, 2017 Mr. Chavez advanced $5,000 to the Company. The advance is due on demand, unsecured and has no stated interest rate.

During the six months ended June 30, 2017 and 2016, the Company paid a company owned by a shareholder $1,890 and $5,927 respectively, for tile and masonry services.

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 8. Long Term Debt

Long-term debt at:

	June 30, 2017	December 31, 2016
Term note with a bank secured by truck, payable in monthly installments of $537, including interest at 4.35% through February 11, 2021.	$21,831	$24,476

Total long-term debt	21,831	24,476
Less: current portion	(5,613)	(5,492)

Long-term debt, net of current portion	$16,218	$18,984

Future maturities of long-term debt are as follows:

Year Ending December 31,
2017	$2,847
2018	5,736
2019	5,990
2020	6,256
2021	1,002
Total	$21,831

Note 9 – Income Taxes

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the six months ended June 30, 2017 because the Company expects to incur a tax loss in the current year. Similarly, no federal income tax expense was recognized for the six months ended June 30, 2016 for this same reason.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of approximately $180,000 and $114,000 on June 30, 2017 and December 31, 2016, respectively. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our majority stockholder has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services;
●	lack of insurance policies;
●	dependence on a small number of customers;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included under “Risk Factors” below.

You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form S-1/A Registration Statement filed with the Securities and Exchange Commission on August 9, 2017 (the “Registration Statement”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” - ”Item 1. Financial Statements”.

In this Quarterly Report on Form 10-Q, we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information.  Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Reliant”, “Reliant Holdings” and “Reliant Holdings, Inc.” refer specifically to Reliant Holdings, Inc. and its consolidated subsidiary.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

Where You Can Find Other Information

We file annual, quarterly, and current reports and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. Information on our website is not part of this Report, and we do not desire to incorporate by reference such information herein. You may also read and copy any documents we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You can also obtain copies of the document upon the payment of a duplicating fee to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

Organizational History

We were formed as a Nevada corporation on May 19, 2014. On May 23, 2014, we, along with Reliant Pools, Inc., formerly Reliant Pools, G.P., which was formed in September 2013 (“Reliant Pools”) and the shareholders of Reliant Pools, entered into an Agreement for the Exchange of common stock (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the shareholders of Reliant Pools exchanged 2.1 million shares of common stock, representing 100% of the outstanding common stock of Reliant Pools, for 2.1 million shares of our common stock (the “Exchange”). As a result of the Exchange, Reliant Pools became our wholly-owned subsidiary. The President of Reliant Pools, and its largest shareholder at the time of the Exchange was Michael Chavez, our President. The following shares of restricted common stock were issued in connection with the Exchange: 900,000 shares of common stock to Michael Chavez, our current Chief Executive Officer and sole director; 750,000 shares of common stock to Elijah May, our current Chief Operating Officer; and 450,000 shares of common stock to Becky Spohn, our former Controller.

Description of Business Operations

 We, through our wholly-owned subsidiary, Reliant Pools, are an award winning, custom, swimming pool construction company located in the greater Austin, Texas market. In the future we plan to offer maintenance services for residential pools as well. We assist customers with the design of, and then construct, recreational pools which blend in with the surroundings, geometric pools which complement the home’s architecture and water features (e.g., waterfalls and negative edge pools) which provide the relaxing sounds of moving water. We won four Association of Pool & Spa Professionals (ARSP) Region 3 Design Awards for our designs in 2016. Moving forward, we plan on expanding our operations through an accretive business model in which we plan to acquire competitors in both the custom pool construction and pool maintenance/service industries locally, regionally, and nationally, funding permitting.

To date, the majority of our growth has been through referral business. We offer a wide variety of pool projects based upon price and the desires of the client. When our sales personnel meet with a prospective customer, we provide them with an array of projects from the basic pool building to more high-end projects that may include waterfalls, mason work, backyard lighting and in-ground spas to highlight the outdoor living experience.

Recent Events:

On September 5, 2017 and effective on September 30, 2017, the Company extended its office space lease for 12343 Hymeadow Drive, Suite 3-A, Austin, Texas 78750, from October 1, 2017 to September 30, 2018. In connection with the extension, the Company agreed to a rental increase to $1,745 per month.

Plan of Operations

We had a working capital deficit of $67,214 as of June 30, 2017. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months. We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments, notes payable and advances from our shareholders, including Michael Chavez, our sole director. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

We had revenue of $343,301 for the three months ended June 30, 2017, compared to revenue of $746,992 for the three months ended June 30, 2016, a decrease of $403,691 or 54% from the prior period. Revenue decreased mainly due to fewer pools being completed during the current period compared to the prior period. We completed 3 pools during the three months ended June 30, 2017 compared to 10 pools during the three months ended June 30, 2016. The decrease was due to increased competition. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $216,477 for the three months ended June 30, 2017, compared to cost of goods sold of $541,876 for the three months ended June 30, 2016, a decrease of $325,399 or 60% from the prior period.

Cost of goods sold decreased mainly due to fewer pools being completed during the current period compared to the prior period. The expenses which attributed to the decrease in cost of goods sold for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, included:

Cost of Goods Sold Expense	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	Increase / (Decrease)	Percentage Change
Labor costs associated with the cost of labor used in construction of pools	$—	$23,896	$(23,896)	(100.0%)
Cost of decking	$30,521	$60,004	$(29,483)	(49.1%)
Plaster used in the construction of pools	$21,270	$55,834	$(34,564)	(61.9%)
Gunite used in the construction of pools	$26,573	$59,585	$(33,012)	(55.4%)
Pool equipment used to filter and circulate the water used in our pools	$36,059	$88,168	$(52,109)	(59.1%)
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	$21,273	$79,902	$(58,629)	(73.4%)
Excavation and steel expenses	$39,352	$72,179	$(32,827)	(45.5%)
Other	$41,429	$102,308	$(60,879)	(59.5%)
Total	$216,477	$541,876	$(325,399)	(60.1%)

Cost of goods sold represent our pool construction costs, including raw materials, outsourced labor, installed equipment, tile and coping expenses, excavation costs and permit expenses. We anticipate our cost of goods sold increasing in approximate proportion to increases in revenue and decreasing in approximate proportion to decreases in revenue, moving forward, as our cost of goods sold are factored into the price we charge for our pools and represent the cost of pool construction, the majority of which is not fixed and varies depending on the total number of pools and construction projects we complete during each period and the size and complexity of such projects.

We had a gross margin of $126,824 for the three months ended June 30, 2017, compared to a gross margin of $205,116 for the three months ended June 30, 2016, a decrease of $78,292 or 38% from the prior period due to the reasons described above. Gross margin as a percentage of revenue increased to 36.9% for the three months ended June 30, 2017, compared to 27.5% for the three months ended June 30, 2016. The increase in gross margin as a percentage of revenue was mainly due to increased efficiencies in pool construction and the renegotiation of supply contracts.

We had operating expenses including general and administrative expenses of $126,744 for the three months ended June 30, 2017, compared to operating expenses including general and administrative expenses of $149,027 for the three months ended June 30, 2016. Operating expenses decreased due to decreased legal and accounting expenditures. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees. We had four employees during the majority of the three months ended June 30, 2017, compared to three employees during the majority of the three months ended June 30, 2016. However, as sales and cash flows decreased during the quarter ended June 30, 2017, we reduced our advertising and administrative spending.

We had interest income of $3 for the three months ended June 30, 2017, compared to interest income of $12 for the three months ended June 30, 2016. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $0 and $617, for the three months ended June 30, 2017 and 2016, respectively, due to interest paid in connection with the purchase of a truck used in our business, as described in greater detail under “Liquidity and Capital Resources” below.

We had net income of $83 for the three months ended June 30, 2017, compared to a net income of $55,484 for the three months ended June 30, 2016, an increase in net income of $55,401, due to the decrease in general and administrative expenses and cost of goods sold, offset by the decrease in revenues, each as described above.

For the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

We had revenue of $587,002 for the six months ended June 30, 2017, compared to revenue of $1,274,365 for the six months ended June 30, 2016, a decrease of $687,363 or 54% from the prior period. Revenue decreased mainly due to fewer pools being completed during the current period compared to the prior period. We completed 8 pools during the six months ended June 30, 2017 compared to 13 pools during the six months ended June 30, 2016. The decrease was due to increased competition. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We factor costs of materials, labor costs and potential contingencies into our sales contracts, which provide for our clients to pay a flat fee for the construction of our pools. Notwithstanding the flat fee required to be paid, in the event that there are cost increases outside of our control (e.g., the cost of materials increase, unique features of the clients location cause increased costs, or the client requests changes to pre-approved features during construction), we will enter into an addendum to our sales agreements increasing the price of their pool. Sales decreased for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016 due to increased competition in our market. We estimate that currently 50% of our customers are word of mouth referrals from prior clients and 50% locate us through the Google adwords searches, with a minimum number finding us through Yelp, provided that historically the majority of our customers have come from word of mouth referrals.

We had cost of goods sold of $391,227 for the six months ended June 30, 2017, compared to cost of goods sold of $972,766 for the six months ended June 30, 2016, a decrease of $581,539 or 60% from the prior period.

Cost of goods sold decreased mainly due to fewer pools being completed during the current period compared to the prior period. The expenses which attributed to the decrease in cost of goods sold for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, included:

Cost of Goods Sold Expense	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016	Increase / (Decrease)	Percentage Change
Labor costs associated with the cost of labor used in construction of pools	$225	$48,443	$(48,218)	(99.5%)
Cost of decking	$56,477	$106,589	$(50,112)	(47.0%)
Plaster used in the construction of pools	$41,134	$75,807	$(34,673)	(45.7%)
Gunite used in the construction of pools	$50,563	$130,868	$(80,305)	(61.4%)
Pool equipment used to filter and circulate the water used in our pools	$50,640	$138,841	$(88,201)	(63.5%)
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	$44,007	$167,908	$(123,901)	(73.8%)
Excavation and steel expenses	$70,859	$157,986	$(87,127)	(55.1%)
Other	$77,322	$146,324	$(69,002)	(47.2%)
Total	$391,227	$972,766	$(581,539)	(59.8%)

Cost of goods sold represent our pool construction costs, including raw materials, outsourced labor, installed equipment, tile and coping expenses, excavation costs and permit expenses. We anticipate our cost of goods sold increasing in approximate proportion to increases in revenue and decreasing in approximate proportion to decreases in revenue, moving forward, as our cost of goods sold are factored into the price we charge for our pools and represent the cost of pool construction, the majority of which is not fixed and varies depending on the total number of pools and construction projects we complete during each period and the size and complexity of such projects.

We had a gross margin of $195,775 for the six months ended June 30, 2017, compared to a gross margin of $301,599 for the six months ended June 30, 2016, a decrease of $105,824 or 35% from the prior period due to the reasons described above. Gross margin as a percentage of revenue increased to 33.4% for the six months ended June 30, 2017, compared to 23.7% for the six months ended June 30, 2016. The increase in gross margin as a percentage of revenue was mainly due to increased efficiencies in pool construction and the renegotiation of supply contracts.

We had operating expenses including general and administrative expenses of $250,725 for the six months ended June 30, 2017, compared to operating expenses including general and administrative expenses of $335,684 for the six months ended June 30, 2016. Operating expenses decreased due to decreased legal and accounting expenditures. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees. We had four employees during the majority of the six months ended June 30, 2017, compared to six employees during the majority of the six months ended June 30, 2016. However, as sales and cash flows decreased during the quarter ended June 30, 2017, we reduced our advertising and administrative spending.

We had interest income of $3 for the six months ended June 30, 2017, compared to interest income of $29 for the six months ended June 30, 2016. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $579 and $942, for the six months ended June 30, 2017 and 2016, respectively, due to interest paid in connection with the purchase of a truck used in our business, as described in greater detail under “Liquidity and Capital Resources” below.

We had a net loss of $55,526 for the six months ended June 30, 2017, compared to a net loss of $34,998 for the six months ended June 30, 2016, an increase in net loss of $20,528, due to the decrease in revenues, offset by the decrease in general and administrative expenses and cost of goods sold, each as described above.

Liquidity and Capital Resources

We had total assets of $134,536 as of June 30, 2017, consisting of total current assets of $110,259, which included cash of $98,739, accounts receivable, net of $1,520, and federal income tax receivable of $10,000, and equipment, net of depreciation of $24,277. Federal income tax receivable relates to a $10,000 payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the year ended December 31, 2016 and the Company currently estimates that it will not owe regular federal income tax for the year ended December 31, 2017 and has recorded the payment as an asset as of June 30, 2017.

During the year ended December 31, 2016, the Company paid for $10,117 of raw materials associated with the construction of the personal swimming pool of Michael Chavez, the Company’s Chief Executive Officer and sole director. During the six months ended June 30, 2017, the Company paid for $5,064 of raw materials associated with the construction of the personal swimming pool of Michael Chavez. During the six months ended June 30, 2017, Mr. Chavez advanced the Company $2,000 which was applied to the amount receivable from Mr. Chavez. Effective May 18, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to classify the cost of the construction of the personal pool of Michael Chavez, CEO, as compensation, resulting in such $13,181 amount being reclassified.

We had total liabilities of $193,691 as of June 30, 2017, which included total current liabilities of $177,473, consisting of accounts payable and accrued liabilities of $71,871, billings in excess of costs and estimated earnings on uncompleted jobs of $94,989, current portion of long-term note payable of $5,613 and $5,000 of related party advances relating to amounts advanced to the Company by Michael Chavez, the Company’s Chief Executive Officer, which amount is due on demand, unsecured and has no stated interest rate, and long-term liabilities consisting of long-term note payable of $16,218, representing amounts owed in connection with the purchase of a truck used in our business.

We had a working capital deficit of $67,214 as of June 30, 2017, compared to a working capital deficit of $12,309 as of December 31, 2016, mainly due to an increase of accounts payable and accrued liabilities of $31,117, and an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $56,495, offset by an increase in cash of $56,066.

We had $53,711 of net cash provided in operating activities for the six months ended June 30, 2017, which was mainly due to an increase of $56,495 of billings on uncompleted contracts and $31,117 of accounts payable and accrued expenses, offset by $55,526 of net loss.

We had $2,355 of net cash provided by financing activities for the six months ended June 30, 2017, which was due to $5,000 of related party advances (as described above), offset by $2,645 of payments on note payable.

As of June 30, 2017, we owed $5,613 in current portion of, and $16,218 of long-term portion of, note payable, in connection with our purchase of a Ford F-150 truck for work purposes. The note payable accrues interest at the rate of 4.35% per annum and requires that we pay $537 per month until February 2021.

In May 2014, the Company issued 9,400,000 shares of common stock to consultants in exchange for services rendered valued at $9,400.

On or about May 31, 2014, pursuant to stock subscription agreements, we sold an aggregate of 2.9 million shares of restricted common stock to seven investors for $2,900 ($0.001 per share). In January 2015, the Company collected $1,700 of the subscription receivables. In January 2016, the Company collected $500 of the subscription receivables. In September 2016, the Company cancelled 700,000 of the shares subscribed for on May 31, 2014 for non-payment.

From January 2016 to September 2016, we sold 885,000 shares of restricted common stock for $44,250, or $0.05 per share in a private offering pursuant to a private placement memorandum. Purchasers in the offering include Lilia Chavez, the mother of Michael Chavez (10,000 shares for $500), Alexander Spohn, the adult son of Becky Spohn our then Controller (5,000 shares for $250), and Phyllis Laws, the mother of Becky Spohn, our then Controller (5,000 shares for $250).

We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. Additional financing may not be available on favorable terms, if at all.

In the future, we may be required to seek additional capital by selling additional debt or equity securities, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to curtail or abandon our business operations, and any investment in the Company could become worthless.

 Critical Accounting Policies:

Emerging Growth Company. Section 107 of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) provides that an ”emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

Revenue Recognition. Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term based on either input (e.g., costs incurred under the cost-to-cost method) or output (e.g., units delivered under the units-of-delivery method), as appropriate under the circumstances. Revenues from the Company’s construction services are performed under fixed-price, time-and-equipment, time-and-materials, unit-price, and cost-plus fee contracts. For fixed-price contracts, the Company uses the ratio of cost incurred to date on the contract (excluding uninstalled direct materials) to management’s estimate of the contract’s total cost, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract cost includes all direct costs on contracts, including labor and material, subcontractor costs and those indirect costs related to contract performance, such as supplies, fuel, tool repairs and depreciation. The Company recognizes revenues from construction services with fees based on time-and-materials, unit prices, or cost-plus fee as the services are performed and amounts are earned.

Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, the Company’s profit recognition. These changes, which include contracts with estimated costs in excess of estimated revenues, are recognized in contract costs in the period in which the revisions are determined. At the point the Company anticipates a loss on a contract, the Company estimates the ultimate loss through completion and recognizes that loss in the period in which the possible loss was identified. If contracts include contract incentives or bonuses, they are included in estimated contract revenues only when the achievement of such incentives or bonuses is reasonably certain.

A change order is a modification to a contract that changes the provisions of the contract, typically resulting from changes in scope, specifications, design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work under the contract. A claim is an amount in excess of the agreed-upon contract price that the Company seeks to collect from its clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes. Costs related to change orders and claims are recognized when incurred. Revenue from a change order is included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and can be reliably estimated. Revenue from a claim is included in total estimated contract revenues, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in an addition to contract value which can be reliably estimated. No profit is recognized on a claim until final settlement occurs.

The Company recognizes revenue from the design and installation of swimming pools.

Accounts Receivable and Allowances. The Company does not charge interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contract and acceptance by the customer, or earlier as provided by the contract. Based on the Company’s experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year.

The Company grants trade credit, on a non-collateralized basis (with the exception of lien rights against the property in certain cases), to its customers and is subject to potential credit risk related to changes in business and overall economic activity. The Company analyzes specific accounts receivable balances, historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the event that a customer balance is deemed to be uncollectible, the account balance is written-off against the allowance for doubtful accounts.

Classification of Construction Contract-related Assets and Liabilities. Costs and estimated earnings in excess of billings on uncompleted contracts are presented as a current asset in the accompanying consolidated balance sheets, and billings in excess of costs and estimated earnings on uncompleted contracts are presented as a current liability in the accompanying consolidated balance sheets. The Company’s contracts vary in duration, with the duration of some larger contracts exceeding one year. Consistent with industry practices, the Company includes the amounts realizable and payable under contracts, which may extend beyond one year, in current assets and current liabilities. The vast majority of these balances are settled within one year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosures.

Management, consisting of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of June 30, 2017, based on the evaluation of these disclosure controls and procedures, our CEO and CFO has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Registration Statement, under the heading “Risk Factors”, and investors should review the risks provided in the Registration Statement, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Registration Statement, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Recent Sales of Unregistered Securities

None.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

RELIANT HOLDINGS, INC.

Date: October 4, 2017	By: /s/ Michael Chavez
Michael Chavez
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date
2.1	Agreement for the Exchange of Common Stock dated May 23, 2014, by and between Reliant Holdings, Inc., Reliant Pools, Inc. and the shareholders of Reliant Pools, Inc.		S-1	2.1	10/27/16
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/16
3.2	Amended and Restated Bylaws		S-1	3.2	10/27/16
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/16
14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/16
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished Herewith.

