Form 10-Q
period 2017-09-30
Reliant Holdings, Inc.
filed 2017-11-21
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2017

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

Yes  ☐  No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 14,585,000 shares of common stock are issued and outstanding as of November 21, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash	$13,246	$42,673
Accounts receivable, net	—	9,284
Accounts receivable, related party	—	10,117
Federal income tax receivable	10,000	10,000
Earnings in excess of billings and estimated earnings on uncompleted contracts	—	357
Total current assets	23,246	72,431

Equipment, net of accumulated depreciation of $12,343 and $7,262 at September 30, 2017 and December 31, 2016, respectively	22,583	27,664

Total Assets	$45,829	$100,095

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$42,428	$40,754
Billings in excess of costs and estimated earnings on uncompleted contracts	82,696	38,494
Related party advances	5,000	—
Current portion of long term note payable	5,613	5,492
Total current liabilities	135,737	84,740

Long-term note payable	14,767	18,984
Total Liabilities	150,504	103,724

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, ($0.001 par value, 5,000,000 shares authorized, zero issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	—	—
Common stock, ($.001 par value, 70,000,000 shares authorized, 14,585,000 issued and outstanding as of September 30, 2017 and December 31, 2016)	14,585	14,585
Additional paid-in capital	43,365	43,365
Accumulated deficit	(162,625)	(61,579)

Total Stockholders’ Equity (Deficit)	(104,675)	(3,629)

Total Liabilities and Stockholders’ Equity (Deficit)	$45,829	$100,095

The accompanying foot notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenue	$245,176	$326,863	$832,178	$1,601,228
Cost of goods sold	(183,620)	(222,342)	(574,847)	(1,195,108)
Gross Margin	61,556	104,521	257,331	406,120

General and administrative expenses	106,921	108,951	357,646	444,635

Total Operating Expenses	(106,921)	(108,951)	(357,646)	(444,635)

Loss From Operations	(45,365)	(4,430)	(100,315)	(38,515)
Other income / (expense)
Interest income	7	4	10	33
Interest expense	(162)	(607)	(741)	(1,549)

Total Other Income (expense)	(155)	(603)	(731)	(1,516)

Loss Before Income Taxes	(45,520)	(5,033)	(101,046)	(40,031)

Provision for Income Tax Benefit	—	—	—	—

Net Loss	$(45,520)	$(5,033)	$(101,046)	$(40,031)

Net Loss Per Common Share - Basic and Diluted	$0.00	$0.00	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	14,585,000	15,236,467	14,585,000	14,995,949

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flow

(Unaudited)

	For the nine months ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(101,046)	$(40,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,081	4,832
Accounts receivable, related party converted to compensation	13,181	—
Changes in operating assets and liabilities:
Accounts receivable	6,220	(7,979)
Federal income tax receivable	—	(10,000)
Costs in excess of billings	357	(94,458)
Billings in excess of costs and estimated earnings on uncompleted contracts	44,202	4,036
Accounts payable and accrued liabilities	1,674	(27,756)
Net Cash Used in Operating Activities	(30,331)	(171,356)

Cash Flows from Investing Activities
Purchase of Equipment	—	(33,873)
Net Cash Used in Investing Activities	—	(33,873)

Cash Flows from Financing Activities
Issuance of note payable	—	28,874
Payments on note payable	(4,096)	(3,062)
Proceeds on related party advances	5,000	—
Proceeds from sale of common stock, net	—	44,750
Net Cash Provided By Financing Activities	904	70,562

Net change in Cash	(29,427)	(134,667)
Cash - Beginning of Period	42,673	186,000
Cash - End of Period	$13,246	$51,333

Supplemental Disclosures
Interest paid	$508	$1,233
Income taxes paid	$—	$10,000

Non-cash investing and financing activities Note payable for purchase of truck	—	$33,874

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2017

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

The consolidated financial statements and related disclosures as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2016 and 2015 included in our Registration Statement on Form S-1/A, filed with the SEC on August 9, 2017. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

September 30, 2017

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

September 30, 2017

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

September 30, 2017

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies (cont’d)

Equipment

Equipment, consisting mainly of a truck, is stated at cost. The Company depreciates the cost of equipment using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. Depreciation expense was approximately $5,100 and $4,800 during the nine months ending September 30, 2017 and 2016, respectively. The estimated useful life of the truck is five years.

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

September 30, 2017

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

Note 2. Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2017	December 31, 2016
Contract receivables	$—	$9,284
Less: Allowance for doubtful accounts	—	—
	$—	$9,284

The Company recognized bad debt expense of $0 during the nine months ending September 30, 2017 and 2016, respectively.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	September 30, 2017	December 31, 2016
Costs on uncompleted contracts	$169,244	$376,622
Estimated earnings	69,128	147,268
	238,372	523,890
Less: Progress billings	(321,068)	(562,027)
	$(82,696)	$(38,137)

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2017

(Unaudited)

Note 3. Contracts in Process (cont’d)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	September 30, 2017	December 31, 2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$357
Billings in excess of costs and estimated earnings on uncompleted contracts	(82,696)	(38,494)
Net liability position for contracts in process	$(82,696)	$(38,137)

Note 4. Equity

From January 2016 to September 2016, the Company sold 885,000 shares of restricted common stock for $44,250, or $0.05 per share in a private offering pursuant to a private placement memorandum. Purchasers in the offering include Lilia Chavez, the mother of Michael Chavez, the Company’s former President and former director (10,000 shares for $500), Alexander Spohn, the adult son of Becky Spohn, the Company’s former Controller (5,000 shares for $250), and Phyllis Laws, the mother of Becky Spohn, the Company’s former Controller (5,000 shares for $250).

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

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2017

(Unaudited)

Note 4. Equity (cont’d)

During the first quarter of fiscal 2017, the Company learned that Michael Chavez, its then President and then sole director, was barred from association with any FINRA member in any capacity. Mr. Chavez similarly became aware of the FINRA bar at the same time. Pursuant to Rule 506(d), Rule 506 of the Securities Act, is not available for a sale of securities if among other persons, any director or executive officer of an issuer has been subject to certain disqualifying events after September 23, 2013, including suspension or expulsion from membership in a self-regulatory organization (SRO), such as FINRA. However, in the event the disqualifying event occurred prior to September 23, 2013, the issuer is not prohibited from relying on Rule 506, provided that pursuant to Rule 506(e) of the Securities Act, an issuer is required to furnish to each purchaser, a reasonable time prior to sale, a description in writing of any matters that would have triggered disqualification under Rule 506(d)(1), but occurred before September 23, 2013.

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

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2017

(Unaudited)

Note 4. Equity (cont’d)

This amount is recorded in equity in the accompanying September 30, 2017 and December 31, 2016 balance sheets. This will be evaluated at each reporting period for reclassification to a liability if a rescission request is made.

In May 2014, the Company sold 2,900,000 shares of common stock for $2,900 and subscription receivables of $2,900. In January 2015, the Company collected $1,700 of the subscription receivables. In January 2016, the Company collected $500 of the subscription receivables. Effective September 30, 2016, the Company cancelled 700,000 of the shares subscribed on May 31, 2014 for non-payment.

Note 5. Concentration of Risk

The Company had gross revenue of $832,178 and $1,601,228 for the nine months ended September 30, 2017 and 2016, respectively. The Company had 3 customers representing more than 10% of gross revenue, and combined 43% of revenue for the nine months ended September 30, 2017 and 1 customer representing approximately 10% of gross revenues for the nine months ended September 30, 2016.

Note 6. Commitments

The Company leases approximately 1,000 square feet of office space in Austin, Texas. The lease was to expire in September 2017 with a monthly rent of $1,695. On September 5, 2017 and effective on September 30, 2017, the Company extended its office space lease from October 1, 2017 to September 30, 2018. In connection with the extension, the Company agreed to a rental increase to $1,745 per month.

Lease expense was $15,857 and $14,400 for the nine months ended September 30, 2017 and 2016, respectively.

Note 7. Related Party Transactions

During the year ended December 31, 2016, the Company paid for $10,117 of raw materials associated with the construction of the personal swimming pool of Michael Chavez, the Company’s former Chief Executive Officer and former director. Mr. Chavez had not yet reimbursed the Company for the materials purchased as of December 31, 2016, which is shown as accounts receivable, related party, as of December 31, 2016. During the nine months ended September 30, 2017, the Company paid for $5,064 of raw materials associated with the construction of the personal swimming pool of Michael Chavez. During the nine months ended September 30, 2017, Mr. Chavez advanced the Company $2,000 which was applied to the amount receivable from Mr. Chavez. Effective May 18, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to classify the cost of the construction of the personal pool of Michael Chavez, our former CEO, as compensation resulting in such $13,181 amount being reclassified.

During the quarter ending June 30, 2017, Mr. Chavez advanced $5,000 to the Company. The advance is due on demand, unsecured and has no stated interest rate.

During the nine months ended September 30, 2017 and 2016, the Company paid a company owned by a shareholder $1,890 and $5,927 respectively, for tile and masonry services.

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2017

(Unaudited)

Note 8. Long Term Debt

Long-term debt at:

	September 30, 2017	December 31, 2016
Term note with a bank secured by truck, payable in monthly installments of $537, including interest at 4.35% through February 11, 2021.	$20,380	$24,476

Total long-term debt	20,380	24,476
Less: current portion	(5,613)	(5,492)

Long-term debt, net of current portion	$14,767	$18,984

Future maturities of long-term debt are as follows:

Year Ending December 31,
2017	$1,396
2018	5,736
2019	5,990
2020	6,256
2021	1,002
Total	$20,380

Note 9. Income Taxes

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the nine months ended September 30, 2017 because the Company expects to incur a tax loss in the current year. Similarly, no federal income tax expense was recognized for the nine months ended September 30, 2016 for this same reason.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of approximately $234,000 and $114,000 on September 30, 2017 and December 31, 2016, respectively. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

Note 10. Subsequent Events

Effective on November 3, 2017, Michael Chavez, who until the date of his resignation, as described below, was the sole director, Chief Executive Officer and President of the Company, entered into a Voting Agreement with Elijah May, our Chief Operating Officer (COO), and subsequent to the appointments described below, our sole director, Chief Executive Officer and President as well as our COO (the “Voting Agreement”), resulting in a change in control of the Company.

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2017

(Unaudited)

Note 10. Subsequent Events (cont’d)

Pursuant to the Voting Agreement, Mr. Chavez provided complete authority to Mr. May to vote the 4,000,000 shares of common stock which Mr. Chavez then held (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of shareholders of the Company and via any written consents. Those 4,000,000 shares represent 27.4% of the Company’s common stock as of the parties’ entry into the Voting Agreement and together with the 4,500,000 shares held by Mr. May prior to the parties’ entry into the Voting Agreement, constitute 58.3% of the Company’s total outstanding shares of common stock. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. Due to the Voting Agreement, Mr. May holds voting control over the Company due to his ability to vote 58.3% of the Company’s total outstanding shares of voting stock.

Effective on November 3, 2017, the Board of Directors of the Company and the Board of Directors of Reliant Pools Inc., the Company’s wholly-owned subsidiary, each then consisting solely of Mr. Chavez, increased the number of members of the Board of Directors of each company from one to two and appointed Mr. May as a member of the Board of Directors of each company to fill the vacancy created by such vacancy.

Thereafter the Board of Directors of the Company and of Reliant Pools Inc. appointed Mr. May as the Chief Executive Officer and President of each company and concurrent therewith, Mr. Chavez resigned as a member of the Board of Directors and as the Chief Executive Officer and President of both the Company and of Reliant Pools Inc.

On November 7, 2017, Julie Hale, Don Maler, Marsha Hash, Joel Hefner, and River North Equity, LLC, each shareholders of the Company (collectively, the “Shareholders”), entered into a Lock-Up Agreement with the Company (the “Lock-Up”), whereby each Shareholder agreed that he, she or it will not, directly or indirectly Transfer of any of the shares that he, she or it owns (the “Shares”) for a period of one year, except that the Shareholder may Transfer not more than 25,000 (as adjusted for any stock split, recapitalization or combination) of the Shares in any ninety (90) day period, subject to certain exceptions described in the Lock-Up. “Transfer” means the offer for sale, sale, pledge, hypothecation, transfer, assignment or other disposition of (or to enter into any transaction or device that is designed to, or could be expected to, result in the sale, pledge, hypothecation, transfer, assignment or other disposition at any time) (including, without limitation, by operation of law), or the entry into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of the Shares, whether any such transaction is to be settled by delivery of Shares or other securities, in cash or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services;
●	lack of insurance policies;
●	dependence on a small number of customers;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included under “Risk Factors” below.

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

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”.

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

Corporate Information

Our principal executive offices are located at 12343 Hymeadow Drive, Suite 3-A, Austin, Texas 78750, and our telephone number is (512) 407-2623. Our website address is www.reliantholdingsinc.com. The information on, or that may be accessed through, our website is not incorporated by reference into this registration statement and should not be considered a part of this registration statement.

Organizational History

We were formed as a Nevada corporation on May 19, 2014. On May 23, 2014, we, along with Reliant Pools, Inc., formerly Reliant Pools, G.P., which was formed in September 2013 (“Reliant Pools”) and the shareholders of Reliant Pools, entered into an Agreement for the Exchange of common stock (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the shareholders of Reliant Pools exchanged 2.1 million shares of common stock, representing 100% of the outstanding common stock of Reliant Pools, for 2.1 million shares of our common stock (the “Exchange”). As a result of the Exchange, Reliant Pools became our wholly-owned subsidiary. The President of Reliant Pools, and its largest shareholder at the time of the Exchange was Michael Chavez, our former President. The following shares of restricted common stock were issued in connection with the Exchange: 900,000 shares of common stock to Michael Chavez, our former Chief Executive Officer and former sole director; 750,000 shares of common stock to Elijah May, our current Chief Executive Officer and sole director; and 450,000 shares of common stock to Becky Spohn, our former Controller.

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

Effective on November 3, 2017, Michael Chavez, who until the date of his resignation, as described below, was the sole director, Chief Executive Officer and President of the Company, entered into a Voting Agreement with Elijah May, our Chief Operating Officer (COO), and subsequent to the appointments described below, our sole director, Chief Executive Officer and President as well as our COO (the “Voting Agreement”), resulting in a change in control of the Company.

Pursuant to the Voting Agreement, Mr. Chavez provided complete authority to Mr. May to vote the 4,000,000 shares of common stock which Mr. Chavez then held (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of shareholders of the Company and via any written consents. Those 4,000,000 shares represent 27.4% of the Company’s common stock as of the parties’ entry into the Voting Agreement and together with the 4,500,000 shares held by Mr. May prior to the parties’ entry into the Voting Agreement, constitute 58.3% of the Company’s total outstanding shares of common stock. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. Due to the Voting Agreement, Mr. May holds voting control over the Company due to his ability to vote 58.3% of the Company’s total outstanding shares of voting stock.

Effective on November 3, 2017, the Board of Directors of the Company and the Board of Directors of Reliant Pools Inc., the Company’s wholly-owned subsidiary, each then consisting solely of Mr. Chavez, increased the number of members of the Board of Directors of each company from one to two and appointed Mr. May as a member of the Board of Directors of each company to fill the vacancy created by such vacancy.

Thereafter the Board of Directors of the Company and of Reliant Pools Inc. appointed Mr. May as the Chief Executive Officer and President of each company and concurrent therewith, Mr. Chavez resigned as a member of the Board of Directors and as the Chief Executive Officer and President of both the Company and of Reliant Pools Inc.

On November 7, 2017, Julie Hale, Don Maler, Marsha Hash, Joel Hefner, and River North Equity, LLC, each shareholders of the Company (collectively, the “Shareholders”), entered into a Lock-Up Agreement with the Company (the “Lock-Up”), whereby each Shareholder agreed that he, she or it will not, directly or indirectly Transfer of any of the shares that he, she or it owns (the “Shares”) for a period of one year, except that the Shareholder may Transfer not more than 25,000 (as adjusted for any stock split, recapitalization or combination) of the Shares in any ninety (90) day period, subject to certain exceptions described in the Lock-Up. “Transfer” means the offer for sale, sale, pledge, hypothecation, transfer, assignment or other disposition of (or to enter into any transaction or device that is designed to, or could be expected to, result in the sale, pledge, hypothecation, transfer, assignment or other disposition at any time) (including, without limitation, by operation of law), or the entry into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of the Shares, whether any such transaction is to be settled by delivery of Shares or other securities, in cash or otherwise.

Plan of Operations

We had a working capital deficit of $112,491 as of September 30, 2017. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months. We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments, notes payable and advances from our shareholders, including Michael Chavez, our former CEO and director and one of our largest shareholders. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

We had revenue of $245,176 for the three months ended September 30, 2017, compared to revenue of $326,863 for the three months ended September 30, 2016, a decrease of $81,687 or 25% from the prior period. Revenue decreased mainly due to fewer pools being completed during the current period compared to the prior period. We completed 3 pools during the three months ended September 30, 2017 compared to five pools during the three months ended September 30, 2016. The decrease was due to increased competition. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $183,620 for the three months ended September 30, 2017, compared to cost of goods sold of $222,342 for the three months ended September 30, 2016, a decrease of $38,722 or 17% from the prior period.

Cost of goods sold decreased mainly due to fewer pools being completed during the current period compared to the prior period. The expenses which attributed to the decrease in cost of goods sold for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, included:

Cost of Goods Sold Expense	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	Increase / (Decrease)	Percentage Change
Labor costs associated with the cost of labor used in construction of pools	$—	$12,348	$(12,348)	(100.0%)
Cost of decking	$36,717	$37,979	$(1,262)	(3.3%)
Plaster used in the construction of pools	$—	$1,318	$(1,318)	(100%)
Gunite used in the construction of pools	$10,258	$7,868	$2,390	30.4%
Pool equipment used to filter and circulate the water used in our pools	$32,799	$40,340	$(7,541)	(18.7%)
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	$32,747	$48,768	$(16,021)	(32.9%)
Excavation and steel expenses	$19,555	$12,926	$6,629	51.3%
Other	$51,544	$60,795	$(9,251)	(15.2%)
Total	$183,620	$222,342	$(38,722)	(17.4%)

Cost of goods sold represent our pool construction costs, including raw materials, outsourced labor, installed equipment, tile and coping expenses, excavation costs and permit expenses. We anticipate our cost of goods sold increasing in approximate proportion to increases in revenue and decreasing in approximate proportion to decreases in revenue, moving forward, as our cost of goods sold are factored into the price we charge for our pools and represent the cost of pool construction, the majority of which is not fixed and varies depending on the total number of pools and construction projects we complete during each period and the size and complexity of such projects. Labor costs associated with the cost of labor used in construction of pools decreased due to the termination of in house pool labor.

We had a gross margin of $61,556 for the three months ended September 30, 2017, compared to a gross margin of $104,521 for the three months ended September 30, 2016, a decrease of $42,965 or 41% from the prior period due to the reasons described above. Gross margin as a percentage of revenue decreased to 25% for the three months ended September 30, 2017, compared to 32% for the three months ended September 30, 2016. The decrease in gross margin as a percentage of revenue was mainly due to increased masonry costs.

We had operating expenses consisting solely of general and administrative expenses of $106,921 for the three months ended September 30, 2017, compared to operating expenses consisting solely of general and administrative expenses of $108,951 for the three months ended September 30, 2016. Operating expenses decreased due to decreased legal and accounting expenditures. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees. As sales and cash flows decreased during the quarter ended September 30, 2017, we reduced our advertising and administrative spending.

We had interest income of $7 for the three months ended September 30, 2017, compared to interest income of $4 for the three months ended September 30, 2016. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $162 and $607, for the three months ended September 30, 2017 and 2016, respectively, due to interest paid in connection with the purchase of a truck used in our business, as described in greater detail under “Liquidity and Capital Resources” below.

We had a net loss of $45,520 for the three months ended September 30, 2017, compared to a net loss of $5,033 for the three months ended September 30, 2016, an increase in net loss of $40,487, mainly due to the decrease in revenues offset by the decrease in cost of goods sold, each as described above.

For the Nine months Ended September 30, 2017 Compared to the Nine months Ended September 30, 2016

We had revenue of $832,178 for the nine months ended September 30, 2017, compared to revenue of $1,601,228 for the nine months ended September 30, 2016, a decrease of $769,050 or 48% from the prior period. Revenue decreased mainly due to fewer pools being completed during the current period compared to the prior period. We completed 11 pools during the nine months ended September 30, 2017 compared to 18 pools during the nine months ended September 30, 2016. The decrease was due to increased competition. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We factor costs of materials, labor costs and potential contingencies into our sales contracts, which provide for our clients to pay a flat fee for the construction of our pools. Notwithstanding the flat fee required to be paid, in the event that there are cost increases outside of our control (e.g., the cost of materials increase, unique features of the clients location cause increased costs, or the client requests changes to pre-approved features during construction), we will enter into an addendum to our sales agreements increasing the price of their pool. Sales decreased for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016 due to increased competition in our market. We estimate that currently 50% of our customers are word of mouth referrals from prior clients and 50% locate us through the Google adwords searches, with a minimum number finding us through Yelp, provided that historically the majority of our customers have come from word of mouth referrals.

We had cost of goods sold of $574,847 for the nine months ended September 30, 2017, compared to cost of goods sold of $1,195,108 for the nine months ended September 30, 2016, a decrease of $620,261 or 52% from the prior period.

Cost of goods sold decreased mainly due to fewer pools being completed during the current period compared to the prior period. The expenses which attributed to the decrease in cost of goods sold for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, included:

Cost of Goods Sold Expense	For the Six Months Ended September 30, 2017	For the Six Months Ended September 30, 2016	Increase / (Decrease)	Percentage Change
Labor costs associated with the cost of labor used in construction of pools	$225	$60,791	$(60,566)	(99.6%)
Cost of decking	$93,194	$144,567	$(51,373)	(35.5%)
Plaster used in the construction of pools	$59,209	$109,254	$(50,045)	(45.8%)
Gunite used in the construction of pools	$60,821	$138,736	$(77,915)	(56.2%)
Pool equipment used to filter and circulate the water used in our pools	$83,439	$179,181	$(95,742)	(53.4%)
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	$76,754	$216,676	$(139,922)	(64.6%)
Excavation and steel expenses	$92,969	$171,841	$(78,872)	(45.9%)
Other	$108,236	$174,062	$(65,826)	(37.8%)
Total	$574,847	$1,195,108	$(620,261)	(51.9%)

Cost of goods sold represent our pool construction costs, including raw materials, outsourced labor, installed equipment, tile and coping expenses, excavation costs and permit expenses. We anticipate our cost of goods sold increasing in approximate proportion to increases in revenue and decreasing in approximate proportion to decreases in revenue, moving forward, as our cost of goods sold are factored into the price we charge for our pools and represent the cost of pool construction, the majority of which is not fixed and varies depending on the total number of pools and construction projects we complete during each period and the size and complexity of such projects. Labor costs associated with the cost of labor used in construction of pools decreased due to the termination of in house pool labor.

We had a gross margin of $257,331 for the nine months ended September 30, 2017, compared to a gross margin of $406,120 for the nine months ended September 30, 2016, a decrease of $148,789 or 37% from the prior period due to the reasons described above. Gross margin as a percentage of revenue increased to 31% for the nine months ended September 30, 2017, compared to 25% for the nine months ended September 30, 2016. The increase in gross margin as a percentage of revenue was mainly due to increased efficiencies in pool construction and the renegotiation of supply contracts.

We had operating expenses consisting solely of general and administrative expenses of $357,646 for the nine months ended September 30, 2017, compared to operating expenses consisting solely of general and administrative expenses of $444,635 for the nine months ended September 30, 2016. Operating expenses decreased due to decreased legal and accounting expenditures. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees. We had three employees during the majority of the nine months ended September 30, 2017, compared to four employees during the majority of the nine months ended September 30, 2016. However, as sales and cash flows decreased during the quarter ended September 30, 2017, we reduced our advertising and administrative spending.

We had interest income of $10 for the nine months ended September 30, 2017, compared to interest income of $33 for the nine months ended September 30, 2016. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $741 and $1,549, for the nine months ended September 30, 2017 and 2016, respectively, due to interest paid in connection with the purchase of a truck used in our business, as described in greater detail under “Liquidity and Capital Resources” below.

We had a net loss of $101,046 for the nine months ended September 30, 2017, compared to a net loss of $40,031 for the nine months ended September 30, 2016, an increase in net loss of $61,015, due to the decrease in revenues, offset by the decrease in general and administrative expenses and cost of goods sold, each as described above.

Liquidity and Capital Resources

We had total assets of $45,829 as of September 30, 2017, consisting of total current assets of $23,246, which included cash of $13,246 and federal income tax receivable of $10,000, and equipment, net of depreciation of $22,583. Federal income tax receivable relates to a $10,000 payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the year ended December 31, 2016 and the Company currently estimates that it will not owe regular federal income tax for the year ended December 31, 2017 and has recorded the payment as an asset as of September 30, 2017.

During the year ended December 31, 2016, the Company paid for $10,117 of raw materials associated with the construction of the personal swimming pool of Michael Chavez, the Company’s former Chief Executive Officer and former sole director. During the nine months ended September 30, 2017, the Company paid for $5,064 of raw materials associated with the construction of the personal swimming pool of Michael Chavez. During the nine months ended September 30, 2017, Mr. Chavez advanced the Company $2,000 which was applied to the amount receivable from Mr. Chavez. Effective May 18, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to classify the cost of the construction of the personal pool of Michael Chavez, our former CEO, as compensation, resulting in such $13,181 amount being reclassified.

We had total liabilities of $150,504 as of September 30, 2017, which included total current liabilities of $135,737, consisting of accounts payable and accrued liabilities of $42,428, billings in excess of costs and estimated earnings on uncompleted jobs of $82,696, current portion of long-term note payable of $5,613 and $5,000 of related party advances relating to amounts advanced to the Company by Michael Chavez, the Company’s former Chief Executive Officer, which amount is due on demand, unsecured and has no stated interest rate, and long-term liabilities consisting of long-term note payable of $14,767, representing amounts owed in connection with the purchase of a truck used in our business.

We had a working capital deficit of $112,491 as of September 30, 2017, compared to a working capital deficit of $12,309 as of December 31, 2016, mainly due to an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $44,202 and a decrease in cash of $29,427.

We had $30,331 of net cash used in operating activities for the nine months ended September 30, 2017, which was mainly due to net loss ($101,046) offset by billings in excess of costs and estimated earnings on uncompleted contracts ($44,202) and accounts receivable, related party converted to compensation of $13,181, as discussed above.

We had $904 of net cash provided by financing activities for the nine months ended September 30, 2017, which was due to $5,000 of related party advances (as described above), offset by $4,096 of payments on note payable.

As of September 30, 2017, we owed $5,613 in current portion of, and $14,767 of long-term portion of, note payable, in connection with our purchase of a Ford F-150 truck for work purposes. The note payable accrues interest at the rate of 4.35% per annum and requires that we pay $537 per month until February 2021.

From January 2016 to September 2016, we sold 885,000 shares of restricted common stock for $44,250, or $0.05 per share in a private offering pursuant to a private placement memorandum. Purchasers in the offering include Lilia Chavez, the mother of Michael Chavez, our former Chief Executive Officer and former sole director (10,000 shares for $500), Alexander Spohn, the adult son of Becky Spohn our then Controller (5,000 shares for $250), and Phyllis Laws, the mother of Becky Spohn, our then Controller (5,000 shares for $250).

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

Management, consisting of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of September 30, 2017, based on the evaluation of these disclosure controls and procedures, our CEO and CFO has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the November 3, 2017 resignation of Mr. Michael Chavez, as our Principal Financial Officer, and the appointment, on the same date, of Mr. Elijah May, as our Principal Financial Officer.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Registration Statement, under the heading “Risk Factors”, except as discussed below, and investors should review the risks provided in the Registration Statement and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Registration Statement, under “Risk Factors” and those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We rely on our management and if they were to leave our company our business plan could be adversely effected.

We are largely dependent upon the personal efforts and abilities of our existing management, Elijah May (Chief Operating Officer, President, Chief Executive Officer and sole director) who plays an active role in our operations. Moving forward, should the services of Mr. May be lost for any reason, the Company will incur costs associated with recruiting replacement(s) and any potential delays in operations which this may cause. If we are unable to replace such individual with suitably trained alternative individual(s), we may be forced to scale back or curtail our business plan.

We do not currently have any employment agreements or maintain key person life insurance policies on our executive officer. If our executive officer does not devote sufficient time towards our business, we may never be able to effectuate our business plan.

We do not currently have any employment agreements in place with management.

The Company has not entered into an employment agreement with Elijah May (Chief Operating Officer, President, Chief Executive Officer and sole member of the Board of Directors). As such, there are no contractual relationships guaranteeing such individual will stay with the Company and continue its operations. In the event Mr. May resigns, the Company may be unable to get another officer and/or director to fill the void and performance may be significantly affected.

Our sole officer and director controls a majority of our voting securities and therefore has the ability to influence matters affecting our stockholders.

Our sole officer and director, Elijah May, controls the vote of approximately 58.3% of the issued and outstanding shares of our common stock. As a result, he has the ability to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove Mr. May as a member of the Board of Directors, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors (currently consisting solely of Mr. May). As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because Mr. May controls such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. May may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

Our officer and director lacks experience in and with publicly-traded companies.

While we rely heavily on Elijah May (Chief Operating Officer, President, Chief Executive Officer and sole director), Mr. May has no prior experience serving as an officer or director of a publicly-traded company, or experience with the reporting requirements which public companies are subject to. Additionally, Mr. May has little to no significant experience with the financial accounting and preparation requirements of financial statements which we are required to file on a quarterly and annual basis under the Exchange Act. We plan to rely on our outside accountants and bookkeepers to help us create a system of accounting controls and procedures to maintain the Company’s accounting records, until such time, if ever, as we generate the revenues required to engage a separate Chief Accounting Officer, with accounting experience with publicly reporting companies. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to Mr. May’s ultimate lack of experience with publicly-traded companies in general and especially in connection with his lack of experience with the financial accounting and preparation requirements of the Exchange Act.

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

RELIANT HOLDINGS, INC.

Date: November 21, 2017	By: /s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
2.1	Agreement for the Exchange of Common Stock dated May 23, 2014, by and between Reliant Holdings, Inc., Reliant Pools, Inc. and the shareholders of Reliant Pools, Inc.		S-1	2.1	10/27/16	333-214274
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/16	333-214274
3.2	Amended and Restated Bylaws		S-1	3.2	10/27/16	333-214274
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/16	333-214274
10.2	Voting Agreement, dated as of November 3, 2017, by and among Michael Chavez and Elijah May		8-K	10.1	11/7/17	333-214274
10.3	Lock-Up Agreement dated November 7, 2017, between Reliant Holdings, Inc. and the shareholders name therein		8-K	10.2	11/7/17	333-214274
14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/16	333-214274
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished Herewith.