Form 10-K
period 2017-12-31
Reliant Holdings, Inc.
filed 2018-04-13
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to______________

333-214274

(Commission File Number)

RELIANT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-2200506
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12343 Hymeadow Drive, Suite 3-A, Austin, Texas 78750

(Address of Principal Executive Office) (Zip Code)

(512) 407-2623

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $0 as there was no public market for the registrant’s common stock as of such date.

As of April 13, 2018, there were 14,585,000 shares of common stock are issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

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

This information should be read in conjunction with the audited financial statements and the notes thereto included in this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information.  Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

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

Corporate Information

Our principal executive offices are located at 12343 Hymeadow Drive, Suite 3-A, Austin, Texas 78750, and our telephone number is (512) 407-2623. Our website address is www.reliantholdingsinc.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Organizational History

We were formed as a Nevada corporation on May 19, 2014.

On May 23, 2014, we, along with Reliant Pools, Inc. (“Reliant Pools”) and the shareholders of Reliant Pools, entered into an Agreement for the Exchange of Common Stock (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the shareholders of Reliant Pools exchanged 2.1 million shares of common stock, representing 100% of the outstanding common stock of Reliant Pools, for 2.1 million shares of our common stock (the “Exchange”). As a result of the Exchange, Reliant Pools became our wholly-owned subsidiary. The President of Reliant Pools, and its largest shareholder at the time of the Exchange was Michael Chavez, our former President. The following shares of restricted common stock were issued in connection with the Exchange: 900,000 shares of common stock to Michael Chavez, our former Chief Executive Officer and former sole director; 750,000 shares of common stock to Elijah May, our current Chief Executive Officer and sole director; and 450,000 shares of common stock to Becky Spohn, our former Controller.

Reliant Pools was originally formed as a Texas General Partnership (Reliant Pools, G.P.) in September 2013, and was owned by Mr. Chavez, Mr. May, Ms. Spohn, and a third party, who subsequently was unable to perform the services required for him to vest his interest, which interest was subsequently terminated, leaving Mr. Chavez, Mr. May and Ms. Spohn as the sole owners of Reliant Pools, G.P. In May 2014, Reliant Pools, G.P. was converted from a Texas General Partnership to a Nevada corporation, Reliant Pools, Inc., with the same ownership as described above at the time of the Exchange.

Description of Business Operations:

We, through our wholly-owned subsidiary, Reliant Pools (which has been in operation since September 2013), are an award winning, custom, swimming pool construction company located in the greater Austin, Texas market. In the future we also plan to offer residential swimming pool maintenance services. We assist customers with the design of, and then construct, recreational pools which blend in with the surroundings, geometric pools which complement the home’s architecture and water features (e.g., waterfalls and negative edge pools) which provide the relaxing sounds of moving water. We won four Association of Pool & Spa Professionals (ARSP) Region 3 Design Awards for our designs in 2016 and one award in 2017. Moving forward, we plan on expanding our operations through an accretive business model in which we plan to acquire competitors in both the custom pool construction and pool maintenance/service industries locally, regionally, and nationally.

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

Types of Pools

The most common type of pools that we build are either a “Freeform Pool” or “Geometric Pool” which are described as follows:

“Freeform Pool” - A “Freeform” pool is usually accomplished with some combination of the following:

●	Gentle curves; non-traditional shapes;

●	Natural rock, flagstone or “rolled beams” around the perimeter;

●	Natural rock or stone built-in at various places around the pool; and/or

●	Rock or stone pavers, exposed aggregate, scrolled or stamped concrete.

“Geometric Pool” - A “Geometric” pool is usually accomplished with some combination of the following:

●	Clean, straight lines and/or geometric shapes;

●	Brick coping or “paving tiles” around the perimeter; and/or

●	Brick or tiled decking, or stamped concrete.

Geometric pool designs often utilize sleek and straight lines. This style of pool is usually a more formal design, even without additional water features or spa included.

Competitive Strengths

We believe we have a strong competitive position in the custom pool construction industry in Austin, Texas, due to, among other things:

●	Industry Expertise. We believe our employees and subcontractors are among the most skilled and experienced in the region. With over 40 years of industry experience (combined experience of the management, plan designers, and the construction personnel and subcontractors), we are dedicated to customer satisfaction from the moment we contract with a customer to the day each project is completed.

●	Reputation and Name Recognition. Our name recognition, reputation and quality of workmanship has resulted in referral business and established relationships with home builders who refer us prospective customers from time-to-time.

●	Innovative Sales and Marketing Approach. Our experienced sales designers provide us with significant advantages over competitors that have less qualified sales personnel and/or utilize less sophisticated sales methods.

●	Customer Satisfaction. Customer satisfaction is a key component of our marketing strategy which is based upon referral business. We use only top quality materials and equipment.

Growth Strategy

We believe that our competitive strengths provide a platform for expansion. Our growth strategy includes the following components:

●	Pursue Pool Cleaning and Maintenance. We plan on expanding our operations into pool cleaning and maintenance.

●	Pursue Vertical Business Opportunities. We also plan on expanding our revenue centers by either acquiring or developing vertical businesses that complement the pool building business.

Swimming Pool Sales and Industry

 Swimming pools can be constructed as (1) residential in-ground swimming pools, (2) residential above-ground swimming pools (usually 12 to 24 feet in diameter), or (3) commercial swimming pools. Our operations are focused solely on construction of residential in-ground swimming pools, provided we plan to expand into maintenance services related to residential in-ground swimming pools in the future. Specifically, we focus on the installation of concrete, in-ground residential swimming pools.

Types of In-ground Pools

In-ground pools come in three basic varieties: vinyl-lined, fiberglass, and gunite/shotcrete or concrete.

Gunite or Shotcrete pools

Are similar to concrete pools and can be finished with tile, plaster, paint, aggregate or fiberglass. These pools are often well suited to areas that are prone to extremely high temperature and areas where the soil is known to expand. Pools made from concrete, gunite or shotcrete are generally strong and durable so potential buyers often take comfort in the fact that these structures usually don’t require much in terms of maintenance and repair.

We use Shotcrete in the construction of our pools. Shotcrete is concrete (or sometimes mortar) conveyed through a hose and pneumatically projected at high velocity onto a surface, as a construction technique. It is reinforced by conventional steel rods, steel mesh, and/or fibers. Fiber reinforcement (steel or synthetic) is also used for stabilization in applications such as slopes or tunneling.

Shotcrete is usually an all-inclusive term for both the wet-mix and dry-mix versions. In pool construction, however, the term “shotcrete” refers to wet-mix and “gunite” to dry-mix. In this context, these terms are not interchangeable.

Shotcrete is placed and compacted at the same time, due to the force with the nozzle. It can be sprayed onto any type or shape of surface, including vertical or overhead areas. This allows us to tailor the shape of pools to a client’s needs.

Vinyl-lined pools

Vinyl-lined pools are structurally similar to above ground pools. When this type of pool is installed, a hole is dug in the ground and a frame is assembled around the perimeter of the hole. Sand is then laid in the bottom of the hole and a vinyl liner is attached to the structure’s wall. Vinyl-lined pools can be attractive because they tend to be the least expensive in-ground pool to install but this also means that they can be less durable. We do not design, build or install vinyl-lined pools.

Fiberglass pools

Fiberglass pools can be quite attractive to potential buyers. These pools are built in a factory in one piece out of fiberglass-reinforced plastic that is molded into a basin-shape that resembles a giant bathtub. Fiberglass pools can be initially more expensive to purchase, but the maintenance cost is generally lower than it is with other in-ground pools. Unlike the vinyl-lined variety, this type of pool doesn’t have a liner that needs to be replaced. In addition, fiberglass pools usually require fewer chemicals than are necessary in the maintenance of a concrete pool. We do not design, build or install fiberglass pools.

Principal Suppliers and Subcontractors

We regularly evaluate supplier relationships and consider alternate sourcing as appropriate to assure competitive costs and quality standards. We currently do not have long-term contracts with our suppliers. We also believe there are currently a number of other suppliers that offer comparable terms.

We utilize independent subcontractors to install pools. Our on-site personnel act as a field supervisor to oversee all aspects of the installation process, including scheduling, to coordinate the activities of the subcontractors and communicate with the customer.

Seasonality

Our business exhibits substantial seasonality, which we believe is typical of the swimming pool supply industry. Peak activity occurs during the warmest months of the year, typically April through September. Unseasonable warming or cooling trends can accelerate or delay the start or end of the pool season, which could impact our future planned maintenance services and our construction services. Weather also impacts our construction and installation products to the extent that above average precipitation, late spring thaws and other extreme weather conditions delay, interrupt or cancel current or planned construction and installation activities. The likelihood that unusual weather patterns will severely impact our results of operations is exacerbated by the concentration of our operations in Austin, Texas.

Our Pool Construction Operations

We estimate that it takes 45 working days to complete each pool we construct (not including days lost to rain or other inclement weather). Our standard arrangement with customers provides for a one year limited warranty for our work, and subject to certain exceptions, warrants that the pool structure will remain structurally sound (i.e., will remain capable of retaining water), during the period that the pool is owned by the original customer.

Dependence on a Limited Number of Customers

We had gross revenue of $1,178,054 and $1,915,835 for the years ended December 31, 2017 and 2016, respectively. We had two customers representing more than 10% of gross revenue, and combined 23% of revenue for the year ended December 31, 2017 and no customers representing approximately 10% of gross revenues for the year ended December 31, 2016.

We had gross sales of $1,118,665 for the year ended December 31, 2015. We had two customers, each representing approximately 24% and 12% of gross revenues for the year ended December 31, 2015.

Other than through occasional referrals from such entities, we do not have any agreements or relationships in place with home builders.

Our Industry

We believe that the swimming pool industry is relatively young, with room for continued growth. According to Aqua Magazine, there are approximately 25 million households in the United States that have the right kind of home (i.e., don’t have an above ground pool and don’t live in an apartment or other multi-family housing), who meet all of the criteria for the purchase of a pool and don’t already one. We also believe that significant growth opportunities exist with pool remodel activities due to the aging of the installed base of swimming pools, technological advancements and the development of energy-efficient products.

Maintaining proper chemical balance and the related upkeep and repair of swimming pool equipment, such as pumps, heaters, filters and safety equipment, creates a non-discretionary demand for pool chemicals, equipment and other related parts and supplies. We also believe cosmetic considerations such as a pool’s appearance and the overall look of backyard environments create an ongoing demand for other maintenance-related goods and certain discretionary products.

The following tables reflect growth in the domestic installed base of in-ground and above-ground swimming pools over the past 11 years ending in 2015 (based on Company estimates and information from 2014 P.K. Data, Inc. reports):

New swimming pool construction comprises the bulk of consumer spending in the pool industry. The demand for new pools is driven by the perceived benefits of pool ownership including relaxation, entertainment, family activity, exercise and convenience. The industry competes for new pool sales against other discretionary consumer purchases such as home remodeling, boats, motorcycles, recreational vehicles and vacations. The industry is also affected by other factors including, but not limited to, consumer preferences or attitudes toward pool and landscape products for aesthetic, environmental, safety or other reasons.

Certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP) affect our industry. We believe that over the long term, housing turnover and single-family home value appreciation may correlate with demand for new pool construction, with higher rates of home turnover and appreciation having a positive impact on new pool starts over time. We also believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new swimming pools and irrigation systems. Similar to other discretionary purchases, replacement and refurbishment activities are more heavily impacted by economic factors such as consumer confidence, GDP and employment.

Planned Swimming Pool Maintenance Services

In the future we plan to offer swimming pool maintenance operations including the following services:

Skimming –	The first step in any pool maintenance routine is skimming. A skimmer is a fine mesh net attached to a long pole. It’s used to remove floating debris such as leaves and drowned insects. If left untended, debris may clog filters and/or sink to the bottom of the pool where it can leave unsightly stains. Skimming is recommended on a daily basis or as the need arises.

Vacuuming –	Even with routine skimming, fine particles like dust and dirt eventually sink and settle to the bottom of a pool. There are two kinds of pool vacuums: automatic and manual. Automatic vacuums run along the bottom of the pool and generate suction in random patterns; manual vacuums attach to a long pole that allows you to steer the suction yourself. Vacuuming is recommended at least once per week. The average pool requires 30 minutes of vacuuming.

Brushing –	Brushing keeps the walls of a pool clean. It is recommended that pools are brushed once a week before vacuuming.

Cleaning Filters –	Filters come in three types: sand, cartridge and diatomaceous earth (DE). Each type has unique cleaning requirements. Sand filters must be “backwashed” and treated with a special sand-cleaning chemical. Cartridge filters are removed and sprayed with a garden hose. DE filters are backwashed like sand filters, but more DE must be added. Filters typically need to be changed once every nine to twelve months.

Pool Heater Maintenance –	The typical pool heater can go at least a few years before it needs servicing. Sometimes, calcium and other minerals build up in the heater’s tubes, restricting its operation. When this happens, it’s necessary to disassemble and repair the heater.

Water Level –	A pool can lose water through natural evaporation and from people splashing and getting in and out of the pool. Water levels should not be allowed to fall below the intake tubes for the skimmer basket as it can ruin the pool pump. If the water is low, it’s necessary to fill the pool using a garden hose.

Maintaining pH –	pH is a measure of how acidic/basic water is. A certain level of acidity must be maintained in a pool. A pH level of 7 is considered ideal; less than 7 is considered too acidic. Acidic water can damage a pool liner, pool equipment and even human skin. Water that is too alkaline can clog filters and cloud the water — and it can cause swimmers eyes and nose to burn and cause dry and itchy skin. pH typically needs to be checked once a week.

Shocking the Pool –	Over time, organic contaminants such as ammonia and nitrogen can build up in a pool. These contaminants interact with the pool’s chlorine to form chloramines (a combination of chlorine and ammonia), which create a chlorine-like odor that in a pool. Adding more chlorine can remedy this situation. This is known as “shocking” the pool. Some pool owners shock their pools as frequently as once a week; others go longer.

Winterizing –	Winterizing (required in climates which experience winter weather below freezing) entails removing water from a pool’s plumbing with an air compressor and draining as much water as possible from the filter and the heater, disconnecting the heater, the pump and any chemical feeders, then giving the pool a good cleaning and finally, shocking the pool and covering it to prevent debris from getting in the pool.

Competition

The sales and installation industry of in-ground residential swimming pools is highly fragmented. We face competition primarily from regional and local installers. We believe that there are a small number of swimming pool companies that compete with us on a national basis. Barriers to entry in the swimming pool sales and installation industry are relatively low.

We believe that the principal competitive factors in the pool design and installation business are the quality and level of customer service, product pricing, breadth and quality of products offered, ability to procure labor and materials on a market by market basis from local and regional sources, financial integrity and stability, and consistency of business relationships with customers. We believe we compare favorably with respect to each of these factors.

The swimming pool cleaning services industry has a low level of market share concentration. To our knowledge, the majority of the industry is characterized by self-employed individuals who work as independent contractors or small operators with fewer than three employees. Since companies typically offer swimming pool cleaning within a limited geographic scope in order to limit transportation expenses, there are limited benefits to economies of scale; consequently there is a low level of market share concentration.

Advertising and Marketing

We estimate that currently 30% of our customers come from word of mouth referrals from prior clients (for which we do not pay any referral fees or other compensation) and that 60% of our current clients locate us through Google adwords searches (for which we pay fees based on the click through rate of potential customers and our placement in rankings of key google word search terms which we update from time-to-time), with 10% of our customers finding us through Yelp (which we pay nominal fees for advertising on a month-to-month basis in connection with), provided that historically the majority of our customers to date have come from word of mouth referrals. Total advertising and marketing expenses for the years ended December 31, 2017 and 2016 were $13,088 and $11,201, respectively.

Employees

We have two (2) employees which we employ on a full-time basis. No employees are covered by collective bargaining agreements. We believe we have satisfactory relations with our employees.

We utilize independent subcontractors to install pools. Our personnel act as field supervisors to oversee all aspects of the installation process and as schedulers to coordinate the activities of the subcontractors and communicate with the customer.

Government Regulations

Our assets, operations and pool and spa construction activities are subject to regulation by federal, state and local authorities, including regulation by various authorities under federal, state and local environmental laws. Regulation affects almost every aspect of our business, including requiring conformity with local and regional plans, and public building approvals, together with a number of other safety and health regulations relating to pool and spa construction. Additionally, each municipality (including Austin, Texas which is the only city we currently operate in) has its own planning and zoning requirements. Permits and approvals mandated by regulation for construction of pools and spas are often numerous, significantly time-consuming and onerous to obtain, and not guaranteed. The permit processes are administered by numerous Federal, state, regional and local boards and agencies with independent jurisdictions. Permits, when received, are subject to appeal or collateral attack and are of limited duration. Such permits, once expired, may or may not be renewed and development for which the permit is required may not be completed if such renewal is not granted. Although we believe that our operations are in full compliance in all material respects with applicable Federal, state and local requirements, our growth and ability to construct future pools and spas in Austin, Texas and other jurisdictions, may be limited and more costly as a result of legislative, regulatory or municipal requirements. Furthermore, changes in such regulations and requirements may affect our capacity to conduct our business effectively and/or to operate profitably.

In Austin, Texas, we are required to obtain building permits for each pool we construct, based on our submitted plans for such pools. We are also required to abide by certain pool construction guidelines, which require among other things, that each pool is enclosed by a fence at least four feet high, with self-closing and self-latching gates. Additionally, all pools and spas we construct are subject to the Virginia Graeme Baker Pool & Spa Safety Act (P&SS Act) which was enacted by Congress and signed into law by President George W. Bush on December 19, 2007. Designed to prevent the tragic and hidden hazard of drain entrapments and eviscerations in pools and spas, the law became effective on December 19, 2008. The P&SS Act requires, among other things, that all pools and spas be equipped with drain covers that (a) have mechanical devices which let air in to ease the vacuum created when an entrapment or blockage is sensed by the drain cover; (c) have electro-mechanical devices that shut off pumps when a blockage/entrapment is sensed; or (c) include pumps or motors with built-in software that shuts off pumps when a blockage/entrapment is sensed.

Notwithstanding the above, our current costs associated with compliance with environmental laws (Federal, state and local) is currently minimal and because we don’t own any of the properties on which we construct our pools and spas, we don’t bear the direct costs or liability associated with compliance with environmental laws on such properties. Additionally, we currently build in the costs of permitting and compliance with building codes into all of our projects, provided that if such costs increase in the future, customers may be unwilling to pay such costs, and it could result in a decrease in demand for our services or our margins.

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things:

●	Exemptions for “emerging growth companies” (such as the Company) from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

●	Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Exchange Act;

●	Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

●	Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

●	Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an “emerging growth company” if its initial public offering (“IPO”) of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an “emerging growth company” after the earliest of

(i)	the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,

(ii)	the completion of the fiscal year of the fifth anniversary of the company’s IPO;

(iii)	the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv)	the company becoming a “larger accelerated filer” as defined under the Securities Exchange Act of 1934, as amended.

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an “emerging growth company” pursuant to the Securities Act, will differ from registration statements filed by other companies as follows:

(i)	audited financial statements required for only two fiscal years (provided that “smaller reporting companies” such as the Company are only required to provide two years of financial statements);

(ii)	selected financial data required for only the fiscal years that were audited (provided that “smaller reporting companies” such as the Company are not required to provide selected financial data as required by Item 301 of Regulation S-K); and

(iii)	executive compensation only needs to be presented in the limited format now required for “smaller reporting companies”.

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. The Company is a smaller reporting company. Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs to include audited financial statements for its two most current fiscal years with no required tabular disclosure of contractual obligations.

The JOBS Act also exempts the Company’s independent registered public accounting firm from having to comply with any rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after the date of the JOBS Act’s enactment, except as otherwise required by SEC rule.

The JOBS Act further exempts an “emerging growth company” from any requirement adopted by the PCAOB for mandatory rotation of the Company’s accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company’s independent registered public accounting firm to file a report on the Company’s internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company’s internal control over financial reporting.

Section 102(a) of the JOBS Act exempts “emerging growth companies” from the requirements in §14A(e) of the Exchange for companies with a class of securities registered under the Exchange Act, to hold stockholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an “emerging growth company” can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The JOBS Act also permits research reports by a broker or dealer about an “emerging growth company” regardless of whether such report provides sufficient information for an investment decision. In addition the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of research reports on the “emerging growth company’s” initial public offerings (IPOs).

Section 106 of the JOBS Act permits “emerging growth companies” to submit registration statements under the Securities Act, on a confidential basis provided that the registration statement and all amendments thereto are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow “emerging growth companies” to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

Recent Events:

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

Pursuant to the Voting Agreement, Mr. Chavez provided complete authority to Mr. May to vote the 4,000,000 shares of common stock which Mr. Chavez then held (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of shareholders of the Company and via any written consents. Those 4,000,000 shares represent 27.4% of the Company’s common stock and together with the 4,500,000 shares held by Mr. May prior to the parties’ entry into the Voting Agreement, constitute 58.3% of the Company’s total outstanding shares of common stock. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. Due to the Voting Agreement, Mr. May holds voting control over the Company due to his ability to vote 58.3% of the Company’s total outstanding shares of voting stock.

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

On November 7, 2017, Julie Hale, Don Maler, Marsha Hash, Joel Hefner, and River North Equity, LLC, each shareholders of the Company (collectively, the “Shareholders”), entered into a Lock-Up Agreement with the Company (the “Lock-Up”), whereby each Shareholder agreed that until November 7, 2018, he, she or it will not, directly or indirectly Transfer any of the shares that he, she or it owns (the “Shares”) for a period of one year, except that the Shareholder may Transfer not more than 25,000 (as adjusted for any stock split, recapitalization or combination) of the Shares in any ninety (90) day period, subject to certain exceptions described in the Lock-Up. “Transfer” means the offer for sale, sale, pledge, hypothecation, transfer, assignment or other disposition of (or to enter into any transaction or device that is designed to, or could be expected to, result in the sale, pledge, hypothecation, transfer, assignment or other disposition at any time) (including, without limitation, by operation of law), or the entry into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of the Shares, whether any such transaction is to be settled by delivery of Shares or other securities, in cash or otherwise.

ITEM 1A. RISK FACTORS

Risks Related to Our Business Operations and Our Industry:

We may require additional financing, and we may not be able to raise funds on favorable terms or at all.

We had a working capital deficit of $44,534 as of December 31, 2017. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months, but may require additional funding in the future to support our operations and/or may seek to raise additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments, notes payable and advances from our shareholders, including Michael Chavez, our former officer and director.

The most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

 We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to expand our operations and business, which might result in the value of our common stock decreasing in value or becoming worthless. Additional financing may not be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Substantial additional funds will still be required if we are to reach our goals that are outlined in this Report. Obtaining additional financing contains risks, including:

●	additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current stockholders;

●	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our sole director;

●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and

●	if we fail to obtain required additional financing to grow our business, we would need to delay or scale back our business plan, reduce our operating costs, or reduce our headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition.

We may have difficulty obtaining future funding sources, if needed, and we may have to accept terms that would adversely affect stockholders.

We will need to raise funds from additional financing in the future to complete our business plan and may need to raise additional funding in the future to support our operations. We have no commitments for any financing and any financing commitments may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then stockholders’ interests. Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

If we do not continue to receive referrals from prior customers, our customer acquisition costs may increase, and our revenues may decrease. Bad reviews could decrease the demand for our services.

We rely on word-of-mouth advertising for a significant portion of our new customers. If our brand name suffers or the number of customers acquired through referrals drops, our costs associated with acquiring new customers and generating revenue will increase, which will, in turn, have an adverse effect on our gross margins. In the event we are unable to acquire new customers at the rate we currently acquire customers from referrals, our revenues will decline. Additionally, in the event any customers leave us bad reviews on internet review websites such as Yelp or social media, whether such reviews contain factual information or not, it may dissuade other potential customers from using our services, which similarly could reduce the demand for our services and our revenues.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. Our cash flow from operations may not be sufficient or we may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Because we have a limited operating history our future operations may not result in profitable operations.

There is no significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. We had a net loss of $33,264 for the year ended December 31, 2017, compared to a net loss of $94,782 for the year ended December 31, 2016. We may not generate profitable operations in the future to ensure our continuation.

The demand for our swimming pool construction and future planned maintenance services has been and will be adversely affected by unfavorable economic conditions.

Consumer discretionary spending affects our sales and is impacted by factors outside of our control, including general economic conditions, disposable income levels, consumer confidence and access to credit. In economic downturns, the demand for swimming pool construction and maintenance services may decline, often corresponding with declines in discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance. Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

We believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new pools. If there are prolonged unfavorable economic conditions and downturns in the housing market, it may result in significant tightening of credit markets, which limit the ability of consumers to access financing for new swimming pools, which could negatively impact our sales.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions in the future, funding permitting, which may not be available on favorable terms, if at all, we could have difficulty integrating the acquired company’s assets, personnel and operations with our own. We do not anticipate that any acquisitions or mergers we may enter into in the future would result in a change of control of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired products, services or operations;

●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

●	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

●	the effect of any government regulations which relate to the business acquired;

●	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or operations, or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition; and

●	potential expenses under the labor, environmental and other laws of various jurisdictions.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

We face intense competition both from within our industry and from other leisure product alternatives.

We face competition from both inside and outside of our industry. Within our industry, we directly compete against various regional and local pool construction companies and will compete directly in the future with regional and local maintenance companies. Outside of our industry, we compete indirectly with alternative suppliers of big ticket consumer discretionary products, such as boat and motor home distributors, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. New competitors may emerge as there are low barriers to entry in our industry.

We rely on our management and if they were to leave our company our business plan could be adversely effected.

We are largely dependent upon the personal efforts and abilities of our existing management, currently consisting solely of Elijah May (President and Chief Operating Officer and sole member of the Board of Directors), who plays an active role in our operations. Moving forward, should the services of Mr. May be lost for any reason, the Company will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace such individual with a suitably trained alternative individual(s), we may be forced to scale back or curtail our business plan.

We do not currently have any employment agreements or maintain key person life insurance policies on our executive officer. If our executive officer does not devote sufficient time towards our business, we may never be able to effectuate our business plan.

We do not currently have any employment agreements in place with management.

The Company has not entered into an employment agreement with Mr. May, our sole officer. As such, there are no contractual relationships guaranteeing that Mr. May will stay with the Company and continue its operations. In the event he were to resign, the Company may be unable to get another officer and director to fill the void and performance may be significantly affected.

We are susceptible to adverse weather conditions.

Weather is one of the principal external factors affecting our business. For example, unseasonably late warming trends in the spring or early cooling trends in the fall can shorten the length of the pool season. Also, unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance. These weather conditions adversely affect our sales. While warmer weather conditions favorably impact our sales, global warming trends and other significant climate changes can create more variability in the short term or lead to other unfavorable weather conditions that could adversely impact our sales or operations. Drought conditions or water management initiatives may lead to municipal ordinances related to water use restrictions, which could result in decreased pool installations and negatively impact our sales.

Our business is highly seasonal. Our results of operation fluctuate as a result of weather conditions and may be adversely affected by weather conditions and natural disasters.

Although we hope to reduce the seasonality of our sales over time by expanding our presence through acquisitions and expansion in other areas in the State of Texas (e.g., Houston, San Antonio, and Dallas/Fort Worth), at present our business remains highly seasonal and subject to the weather in the greater Austin, Texas area. Historically, approximately 60% of our net sales have been generated in the second and third quarters of the year. These quarters represent the peak months of both swimming pool use, installation, remodeling, repair and maintenance. Moreover, we typically incur net losses during the first quarter of the year. Unseasonably cold weather or extraordinary amounts of rainfall during the peak sales season can significantly reduce pool purchases and disrupt installation schedules, thereby adversely affecting sales and operating revenues. Our business is significantly affected by weather patterns. For example, unseasonably late warming trends can decrease the length of the pool season, and unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season may decrease swimming pool use, resulting in lower maintenance needs and decreased sales.

Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts and floods can harm our business. These can delay construction, adversely affect the cost or availability of materials or labor, or damage projects under construction. In particular, because we operate in Austin, Texas our operations are subject to increased risk of wildfires. Furthermore, if our insurance does not fully cover losses resulting from these events or any related business interruption, our assets, financial condition and capital resources could be adversely affected.

We depend on a network of suppliers to source our products. Product quality or safety concerns could negatively impact our sales and expose us to legal claims.

We rely on manufacturers and other suppliers to provide us with the products we sell and distribute. As we increase the number of products we distribute, our exposure to potential liability claims may increase. The risk of claims may also be greater with respect to products manufactured by third-party suppliers outside the United States, particularly in China. Uncertainties with respect to foreign legal systems may adversely affect us in resolving claims arising from our foreign sourced products. Even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and our company.

A terrorist attack or the threat of a terrorist attack could have a material adverse effect on our business.

Discretionary spending on leisure product offerings such as ours is generally adversely affected during times of economic or political uncertainty. The potential for terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could create these types of uncertainties and negatively impact our business for the short or long term in ways that cannot presently be predicted.

 Our inability to diversify our customer base could adversely impact our business and operating results, and expanding to new target markets may open us up to additional risks and challenges.

While we anticipate that a significant portion of our revenues will continue to be derived from customers in and around Austin, Texas, in the near-term, in order to achieve our long-term growth goals, we will need to diversify our customer base and product offerings and penetrate additional markets.

Our efforts to penetrate additional markets are generally in the early stages, and we may not be successful. We may dedicate significant resources to a targeted customer or industry before we achieve meaningful results or are able to effectively evaluate our success. As we target new customers and markets, we will also face different technological, pricing, supply, regulatory and competitive challenges that we may not have experience with. As a result, our efforts to expand to new markets may not succeed, may divert management resources from our existing operations and may require significant financial commitments to unproven areas of our business, all of which may harm our financial performance.

If we are unable to manage future growth effectively, our profitability and liquidity could be adversely affected.

Our ability to achieve our desired growth depends on our execution in functional areas such as management, sales and marketing, finance and general administration and operations. To manage any future growth, we must continue to improve our operational and financial processes and systems and expand, train and manage our employee base and control associated costs. Our efforts to grow our business, both in terms of size and in diversity of customer bases served, will require rapid expansion in certain functional areas and put a significant strain on our resources. We may incur significant expenses as we attempt to scale our resources and make investments in our business that we believe are necessary to achieve long-term growth goals. If we are unable to manage our growth effectively, our expenses could increase without a proportionate increase in revenue, our margins could decrease, and our business and results of operations could be adversely affected.

A significant amount of our revenues are due to only a small number of customers, and if we were to lose any of those customers, our results of operations would be adversely affected.

We had gross revenue of $1,178,054 and $1,915,835 for the years ended December 31, 2017 and 2016, respectively. We had two customers representing more than 10% of gross revenue, and combined 23% of revenue for the year ended December 31, 2017 and no customers representing approximately 10% of gross revenues for the year ended December 31, 2016.

We had gross sales of $1,118,665 for the year ended December 31, 2015. We had two customers, each representing approximately 24% and 12% of gross revenues for the year ended December 31, 2015.

As a result, the majority of our revenues are due to only a small number of customers, and we anticipate this trend continuing moving forward. As a result, in the event our customers do not pay us amounts owed, terminate work in progress or we are unable to find new customers moving forward, it could have a materially adverse effect on our results of operations and could force us to curtail or abandon our current business operations.

Our operating results may fluctuate due to factors that are difficult to forecast and not within our control.

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

●	changes in aggregate capital spending, cyclicality and other economic conditions;

●	the timing of large customer projects, to which we may have limited visibility and cannot control;

●	our ability to effectively manage our working capital;

●	our ability to generate increased demand in our targeted markets, particularly those in which we have limited experience;

●	our ability to satisfy consumer demands in a timely and cost-effective manner;

●	pricing and availability of labor and materials;

●	our inability to adjust certain fixed costs and expenses for changes in demand and the timing and significance of expenditures that may be incurred to facilitate our growth;

●	seasonal fluctuations in demand and our revenue; and

●	disruption in the supply of materials.

Our executive officer controls a majority of our voting securities and therefore he has the ability to influence matters affecting our stockholders.

Our sole executive officer beneficially owns approximately 58.3% of the issued and outstanding shares of our common stock. As a result, he has the ability to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove our current director, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors (currently consisting solely of Mr. May). As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because our executive officer controls such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of our executive officer may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

Our officer and director lacks experience in and with publicly-traded companies.

While we rely heavily on Elijah May (President, Chief Operating Officer and sole director), it is our goal to become a publicly-traded company and Mr. May has no experience serving as an officer or director of a publicly-traded company, or experience with the reporting requirements which public companies are subject to. Additionally, Mr. May has little to no significant experience with the financial accounting and preparation requirements of financial statements which we are required to file on a quarterly and annual basis under the Exchange Act. We plan to initially rely on our outside accountants and bookkeepers to help us create a system of accounting controls and procedures to maintain the Company’s accounting records, until such time, if ever, as we generate the revenues required to engage a separate Chief Accounting Officer, with accounting experience with publicly reporting companies. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to our executives’ ultimate lack of experience with publicly-traded companies in general and especially in connection with their lack of experience with the financial accounting and preparation requirements of the Exchange Act.

If we are not able to compete effectively against companies with greater resources, our prospects for future success will be jeopardized.

The recreational pool construction and maintenance industry is highly competitive. We compete with numerous local competitors for such services. Many of our competitors are larger, more established companies with greater resources to devote to marketing, as well as greater brand recognition. In addition, the relatively low barriers to entry also permit new competitors to enter the industry easily. Moreover, if one or more of our competitors or suppliers were to merge, the change in the competitive landscape could adversely affect our competitive position. Additionally, to the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our net sales, margins, and profitability and our future prospects for success may be harmed.

The products we install and/or our services could contain defects or they may be installed or operated incorrectly, which could result in claims against us.

Defects may be found in our existing or future pool installations. This could result in, among other things, a delay in the recognition or loss of net sales and loss of market share. These defects could cause us to incur significant warranty, support, and repair costs, divert the attention of our employees from new projects, and harm our relationships with our customers. Defects or other problems in our installations could result in personal injury or financial or other damages to customers or third parties. Our customers and third parties could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend and the adverse publicity generated by such a claim against us or others in our industry could negatively impact our reputation.

We may be subject to various lawsuits and claims from time to time from customers, subcontractors, employees and third parties, which lawsuits and claims could have a material adverse effect on our results of operations.

Due to the nature of our business operations, we may become party to various lawsuits and claims which arise in the ordinary course of our business. These may include, but are not limited to, claims for personal injuries, product liability and personal property damage caused by our actions or actions that we fail to take, the actions or inactions of subcontractors we hire from time to time, products we install, our construction activities, or the actions of third parties which take place at our job sites. Although specific allegations may differ, we believe the majority of the lawsuits and claims we may face in the future will likely involve claims that we failed to construct pools and spas in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or will relate to personal injuries. We may also file lawsuits in certain cases pursuant to which we may seek contribution from our subcontractors and third parties for any damages and costs. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. Any resources that we, our management or employees are forced to expend in the future, defending or prosecuting lawsuits, including, but not limited to legal fees and expenses, time spent away from our business activities and customers, and damages and other liabilities we are forced to pay in any lawsuits, could have a material adverse effect on our results of operations, could force us to curtail our business operations or if material enough, could force us to seek bankruptcy protection in the future, which could cause the value of any investment in the Company to decline to zero.

A failure to meet customer specifications or expectations could result in lost revenues, increased expenses, negative publicity, claims for damages and harm to our reputation.

A failure or inability by us to meet a future client’s expectations could damage our reputation and adversely affect our ability to attract new business and result in delayed or lost revenue. In the event the pools we complete are not up to the expectations and standards of our clients, we face negative publicity and our reputation could be hurt. Furthermore, we may be sued or unable to collect accounts receivable if a future client is not satisfied with our services.

In addition, any failure to meet customers’ specifications or expectations could result in:

●	delayed or lost revenue;

●	requirements to provide additional services to a customer at reduced charges or no charge; and

●	claims by customers for substantial damages against us, regardless of our responsibility for such failure, which may not be covered by insurance policies and which may not be limited by contractual terms.

Because many of our customers require financing for pool and spa installations, increases in interest rates could lower demand for our services.

A significant percentage of our customers finance their pool and spa installations. Increases in interest rates could lower demand for our services because borrowing costs to potential customers seeking to add pools or spas would increase. Even if potential customers do not need financing, changes in interest rates could make it harder for them to sell their existing homes to potential buyers who need financing and could therefore make them less willing to increase the value of their homes through the construction of pools and spas. This could prevent or limit our ability to attract new customers and decrease demand for our services, which could have a material adverse effect on our results of operations.

Government regulations could increase the cost of, or delay, our construction and remodeling projects and adversely affect our business or financial results.

We are subject to extensive and complex regulations that affect land development and home construction, including zoning, design and building standards as well as rules and regulations concerning land use and the protection of health and the environment including those governing the discharge of pollutants to water and air, the handling of hazardous materials and the cleanup of contaminated sites. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water and sewage facilities and other local services. The particular impact and requirements of environmental regulations vary greatly according to the site, the site’s environmental conditions and the present and former use of the site. We expect that increasingly stringent requirements will be imposed on construction companies in the future. Regulatory issues and environmental laws may result in delays, cause us to implement time consuming and expensive compliance programs and prohibit or severely restrict projects in certain environmentally sensitive regions or areas. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials. Furthermore, we could incur substantial costs, including cleanup costs, fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, as a result of our failure to comply with, or liabilities under, applicable environmental laws and regulations. Finally, while we currently pass the costs of permitting and compliance on to our customers, if such costs increase in the future, customers may be unwilling to pay such costs, and it could result in a decrease in demand for our services or our margins.

We could be adversely affected if any of our significant customers default in their obligations to us.

Defaults by any of our customers could have a significant adverse effect on our revenues, profitability and cash flow, which may be exacerbated by the fact that we have a limited number of customers. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the current general economic environment. If a customer defaults on its obligations to us, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Corporate governance and reporting risks:

We face corporate governance risks and negative perceptions of investors associated with the fact that we currently have only one director, who is not independent.

Currently, Mr. May, our Chief Executive Officer, President and Chief Operating Officer, serves as our sole director. As such, Mr. May can, among other things, declare himself discretionary bonuses, and determine his own compensation level. As such, Mr. May has significant control over our business direction. Additionally, there are no independent members of the Board of Directors available to second and/or approve related party transactions involving Mr. May, including the compensation paid to Mr. May, and any future employment agreements we enter into with such individual. Therefore, investors may perceive that because no other directors are approving related party transactions involving Mr. May, that such transactions are not fair to the Company. The price of our common stock may be adversely affected and/or devalued compared to similarly sized companies with multiple unrelated and independent officers and directors due to the investing public’s perception of limitations facing our Company due to the above.

Any material weaknesses in our internal control over financial reporting could, if not remediated, result in material misstatements in our financial statements.

As a public company reporting to the SEC, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, including Section 404(a), subject to the phase in described in greater detail below under “The JOBS Act also allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.”, that requires that we annually evaluate and report on our systems of internal controls. If material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results. This could result in a decrease in our stock price (if any), securities litigation, and the diversion of significant management and financial resources.

In the future, if we cease to meet the criteria to be considered an “emerging growth company” or a “smaller reporting company,” we will also become subject to Section 404(b) of the Sarbanes-Oxley Act, which requires an auditor attestation of the effectiveness of our internal controls over financial reporting. This additional requirement will increase our financial, accounting and administrative costs, and other related expenses, which may be significant to our financial results. In addition, due to our limited internal resources, further compliance efforts put additional strain on our resources. Despite our efforts, if our auditors are unable to attest to the effectiveness of our internal controls, we may be subject to regulatory scrutiny and higher risk of stockholder litigation, which could harm our reputation, lower our stock price or cause us to incur additional expenses.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because we only have one director, who is not independent, we do not currently have an independent audit or compensation committee. As a result, our directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

We will incur ongoing costs and expenses for SEC reporting and compliance and without sufficient revenues we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

In order for us to remain in compliance with our on-going reporting requirements, we may require additional capital and/or future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources, or require us to obtain additional capital through the sale of equity or debt. If we are unable to further capitalize the Company or generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all. There will be ongoing costs and expenses for SEC reporting, including the general booking and accounting costs for the preparation of the financial quarterly (Form 10-Qs) and annual filings (Form 10-Ks), and auditor’s fees. Further, there will be processing costs in preparing and converting documents and disclosures through the EDGAR filing system, including certain cost for the XBRL that will be required as part of the EDGAR filing. We estimate that these costs could result in up to $75,000 per year of initial ongoing costs.

Our Articles of Incorporation and Bylaws limit the liability of, and provide indemnification for, our officers and directors.

Our Articles of Incorporation and Bylaws, as amended, generally limit our officers’ and directors’ personal liability to the Company and its stockholders for breach of fiduciary duty as an officer or director except for breach of the duty of loyalty or acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law. Our Articles of Incorporation, and Bylaws, each as amended and restated, provide indemnification for our officers and directors to the fullest extent authorized by the Nevada Revised Statutes against all expense, liability, and loss, including attorney’s fees, judgments, fines excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a “Proceeding”) to which the officer or director is made a party or is threatened to be made a party, or in which the officer or director is involved by reason of the fact that he is or was an officer or director of the Company, or is or was serving at the request of the Company as an officer or director of another corporation or of a partnership, joint venture, trust or other enterprise whether the basis of the Proceeding is an alleged action in an official capacity as an officer or director, or in any other capacity while serving as an officer or director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and directors for liabilities incurred in connection with their good faith acts for the Company. Such an indemnification payment might deplete the Company’s assets. Stockholders who have questions regarding the fiduciary obligations of the officers and directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the Securities Act, and the rules and regulations thereunder is against public policy and therefore unenforceable.

Risks relating to our common stock:

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our Board of Directors (currently consisting solely of Mr. May) will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing stockholders.

We have authorized capital stock consisting of 70,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this Report, we have 14,585,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result, our Board of Directors (currently consisting solely of Mr. May) has the ability to issue a large number of additional shares of common stock without stockholder approval, which if issued could cause substantial dilution to our then stockholders. Additionally, shares of preferred stock may be issued by our Board of Directors without stockholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to this offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

There is no public market for our common stock.

There is currently no market for our common stock and a market may not develop in the future. We intend to have our common stock quoted on the OTCQB market in the future. If for any reason our common stock is not quoted on the OTCQB or a public trading market does not otherwise develop, shareholders may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

Even if a trading market develops, we cannot predict how liquid that market might become. The trading price of our common stock, if any, in the future, is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control.

These factors include:

●	Quarterly variations in our results of operations or those of our competitors;

●	Announcements by us or our competitors;

●	Disruption to our operations;

●	Commencement of, or our involvement in, litigation;

●	Any major change in our board or management;

●	Changes in governmental regulations or in the status of our regulatory approvals; and

●	General market conditions and other factors, including factors unrelated to our own operating performance.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such public companies. Such fluctuations may be even more pronounced in the future. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We may continue to have potential liability for certain issuances of shares of common stock in possible violation of federal and state securities laws.

In September 2016, we discovered that we may have not provided the investors in our January 2016 to September 2016 offering all information and materials (including current audited financial statements), as is required under the Securities Act in order to claim an exemption from registration pursuant to Rule 506 of the Securities Act. We believe that all such transactions still complied with, and were exempt from registration under Section 4(a)(2) of the Securities Act. Nevertheless, based on the above, we offered the January 2016 to September 2016 purchasers of our common stock the right to rescind their previous purchases and receive, in exchange for any shares relinquished to us, a payment equal to their original purchase price plus interest at the applicable statutory rate in the state in which they reside. The rescission offer expired at 5:00 pm (CST) on October 26, 2016. None of the prior purchasers opted to rescind their prior purchases in connection with the rescission offer.

During the first quarter of fiscal 2017, we learned that Michael Chavez, our then President and then sole director was barred from association with any FINRA member in any capability. Mr. Chavez similarly became aware of the FINRA bar at the same time, previously believing that FINRA had agreed that he would terminate his FINRA license and settle the outstanding claims raised by FINRA without any other penalties or permanent bar. Pursuant to Rule 506(d), Rule 506 of the Securities Act, is not available for a sale of securities if the issuer; any predecessor of the issuer; any affiliated issuer; any director, executive officer, other officer participating in the offering, general partner or managing member of the issuer; any beneficial owner of 20% or more of the issuer’s outstanding voting equity securities, has been subject to certain disqualifying events after September 23, 2013, including: certain criminal convictions; certain court injunctions and restraining orders; final orders of certain state and federal regulators; certain SEC disciplinary orders; certain SEC cease-and-desist orders; SEC stop orders and orders suspending the Regulation A exemption; suspension or expulsion from membership in a self-regulatory organization (SRO), such as FINRA, or from association with an SRO member; or U.S. Postal Service false representation orders. However, in the event the disqualifying event occurred prior to September 23, 2013, the issuer is not prohibited from relying on Rule 506, provided that pursuant to Rule 506(e) of the Securities Act, an issuer is required to furnish to each purchaser, a reasonable time prior to sale, a description in writing of any matters that would have triggered disqualification under Rule 506(d)(1), but occurred before September 23, 2013.

As Mr. Chavez’s FINRA bar constituted a disqualifying event under Rule 506(d), the Company was required to furnish to each purchaser of securities of the Company, a reasonable time prior to sale, a description in writing of such event. The Company did not do that, because as described above, the Company and Mr. Chavez only became aware of the FINRA bar subsequent to the close of the offering. Notwithstanding the fact that the Company was not aware of Mr. Chavez’s FINRA bar, the Company determined that such failure to provide such information may prohibit the Company from relying on a Rule 506 exemption for prior issuances and sales of shares. We believe that all such transactions still complied with, and were exempt from registration under Section 4(a)(2) of the Securities Act, and as a result, management determined that the Company would offer rescission to all of its shareholders in April 2017. In connection therewith, in April 2017, we offered every shareholder of our common stock the right to rescind their previous purchases and acquisitions and to receive, in exchange for any shares relinquished to us, a payment equal to their original purchase price or consideration provided, plus interest at the applicable statutory rate in the state in which they reside. The rescission offer expired at 5:00 pm (CST) on April 29, 2017. None of our shareholders opted to rescind their prior purchase/acquisitions in connection with the rescission offer.

The federal securities laws and certain state securities laws do not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of securities that was not registered under the relevant securities laws as required. Accordingly, we may continue to be potentially liable under certain securities laws for the offer and sale of the shares sold and issued between May 2014 and September 2016, totaling $57,950 of securities in aggregate, along with statutory interest on such shares, even after we completed our rescission offers.

We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause the value of our common stock to have a lower value than other similar companies which do pay cash dividends.

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.

Stockholders may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

In the event that a public market develops for our common stock, our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Exchange Act, as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of Company stockholders to sell their securities in the secondary market, in the event a public market develops for our common stock in the future.

If our common stock is not approved for quotation on the OTCQB, a national securities exchange or the Nasdaq trading market, it could make it difficult to sell shares of our common stock and/or cause the value of our common stock to decline in value.

In order to have our common stock quoted on the OTCQB, a national securities exchange or the Nasdaq trading market, we will need to engage a market maker, who will file a Form 15c2-11 with the Financial Industry Regulatory Authority (“FINRA”), which Form 15c2-11 has been filed to date; and clear FINRA comments to obtain a trading symbol on the OTCQB, the national securities exchange or the NASDAQ trading market, which comments we have not cleared to date. In the event we clear FINRA comments in the future, we anticipate receiving a trading symbol and having our shares of common stock quoted on the OTCQB in approximately one (1) to two (2) months. In the event our Form 15c2-11 is not approved by FINRA, we may be unable to have our common stock quoted or listed publicly, which could make it more difficult or impossible for our then stockholders to sell shares of common stock which they own. As a result, the value of our common stock will likely be less than it would otherwise due to the difficulty stockholders will have in selling their shares. If we are unable to obtain clearance to quote our securities on the OTCQB, a national securities exchange or the NASDAQ trading market, it may be difficult for us to raise capital and we could be forced to curtail or abandon our business operations, and as a result, the value of our common stock could become worthless.

Sales of our common stock under Rule 144 could reduce the price of our stock.

As of the date of this Report, we have 3,585,000 shares of our common stock held by non-affiliates (all of which shares have been registered under the Securities Act) and 11,000,000 shares held by affiliates which Rule 144 of the Securities Act defines as “restricted securities.” A total of 3,585,000 shares of common stock which we registered on our Form S-1 registration statement are currently available for immediate sale, provided that no public market currently exists for our common stock. All of the restricted shares outstanding are available for sale under Rule 144, although shares held by affiliates are subject to restrictions relating to the amount that may be sold in any 90 day period and manner in which such sales may be made, among other limitations. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Risks relating to the JOBS Act:

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act. For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described in further detail in the risk factors below. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, as is currently our plan, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

Our election not to opt out of JOBS Act extended accounting transition period may not make our financial statements easily comparable to other companies.

Pursuant to the JOBS Act, as an “emerging growth company”, we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board (PCAOB) or the SEC. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an “emerging growth company”, can adopt the standard for the private company. This may make a comparison of our financial statements with any other public company which is not either an “emerging growth company” nor an “emerging growth company” which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The JOBS Act also allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

●	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

●	be exempt from the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd–Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

●	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation; and

●	be exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

The Company intends to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company’s independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company’s internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which it would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 1,000 square feet of office space at 12343 Hymeadow Drive, Suite 3-A in Austin, Texas pursuant to a lease agreement. The lease agreement originally had a term through September 30, 2017, and a monthly rental cost of $1,695 per month. On September 5, 2017 and effective on September 30, 2017, the Company extended its office space lease from October 1, 2017 to September 30, 2018. In connection with the extension, the Company agreed to a rental increase to $1,745 per month.

ITEM 3.	LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

No established public trading market exists for our common stock and our common stock has never been quoted on any market or exchange. There is not currently any common stock that is being, or has been proposed to be, publicly offered. In the future, we hope to obtain approval to quote our common stock on the OTCQB Market, a national securities exchange or the NASDAQ trading market; however, the approval for such quotation/listing may not be granted in the future.

Holders of Our Common Stock and Preferred Stock

As of April 13, 2018, we had 14,585,000 shares of common stock outstanding, held by 42 stockholders of record, and no shares of Preferred Stock issued or outstanding.

Dividends

To date, we have not declared or paid any dividends on our outstanding shares. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings to finance our operations and future growth, our Board of Directors (currently consisting solely of Mr. May) will have discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements and other factors, which our Board of Directors may deem relevant.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business, or;

2.	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Equity Compensation Plan Information

We have no equity compensation plans or outstanding options or restricted stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s historical performance and financial condition should be read together with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management. These statements by their nature are subject to risks and uncertainties, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” of this report for the discussion of risk factors.

Plan of Operations

We had a working capital deficit of $44,534 as of December 31, 2017. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months. We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments, notes payable and advances from our shareholders, including Michael Chavez, our former CEO and director and one of our largest shareholders. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

RESULTS OF OPERATIONS

For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

We had revenue of $1,178,054 for the year ended December 31, 2017, compared to revenue of $1,915,835 for the year ended December 31, 2016, a decrease of $737,781 or 39% from the prior period. Revenue decreased mainly due to fewer pools being completed during the current period compared to the prior period. We completed 14 pools during the year ended December 31, 2017 compared to 19 pools during the year ended December 31, 2016. The decrease was due to increased competition. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We factor costs of materials, labor costs and potential contingencies into our sales contracts, which provide for our clients to pay a flat fee for the construction of our pools. Notwithstanding the flat fee required to be paid, in the event that there are cost increases outside of our control (e.g., the cost of materials increase, unique features of the clients location cause increased costs, or the client requests changes to pre-approved features during construction), we will enter into an addendum to our sales agreements increasing the price of their pool. Sales decreased for the year ended December 31, 2017 when compared to the year ended December 31, 2016 due to increased competition in our market. We estimate that currently 30% of our customers are word of mouth referrals from prior clients and 60% locate us through the Google adwords searches, and 10% find us through Yelp, provided that historically the majority of our customers have come from word of mouth referrals.

We had cost of goods sold of $764,697 for the year ended December 31, 2017, compared to cost of goods sold of $1,435,726 for the year ended December 31, 2016, a decrease of $671,028 or 47% from the prior period.

Cost of goods sold decreased mainly due to fewer pools being completed during the current period compared to the prior period. The expenses which attributed to the decrease in cost of goods sold for the year ended December 31, 2017, compared to the year ended December 31, 2016, included:

Cost of Goods Sold Expense	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	Increase / (Decrease)	Percentage Change
Cost of decking	$107,304	$172,928	$(65,624)	(37.9)%
Plaster used in the construction of pools	78,001	116,962	(38,961)	(33.3)%
Gunite used in the construction of pools	78,817	166,712	(87,895)	(52.7)%
Pool equipment used to filter and circulate the water used in our pools	119,763	189,875	(70,112)	(36.9)%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	110,941	396,055	(285,114)	(72.0)%
Excavation and steel expenses	97,444	206,052	(108,608)	(52.7)%
Other, including labor	172,427	187,142	(14,715)	(7.3)%
Total	$764,697	$1,435,726	$(670,028)	(46.7)%

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

We had a gross margin of $413,357 for the year ended December 31, 2017, compared to a gross margin of $480,109 for the year ended December 31, 2016, a decrease of $66,752 or 13.9% from the prior period due to the reasons described above. Gross margin as a percentage of revenue increased to 35% for the year ended December 31, 2017, compared to 25% for the year ended December 31, 2016. The increase in gross margin as a percentage of revenue was mainly due to increased efficiencies in pool construction and the renegotiation of supply contracts.

We had operating expenses consisting solely of general and administrative expenses of $446,253 for the year ended December 31, 2017, compared to operating expenses consisting solely of general and administrative expenses of $573,381 for the year ended December 31, 2016. Operating expenses decreased due to decreased legal and accounting expenditures. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees. We had three employees during the majority of the year ended December 31, 2017, compared to four employees during the majority of the year ended December 31, 2016. However, as sales and cash flows decreased during the quarter ended December 31, 2017, we reduced our administrative spending.

We had interest income of $14 for the year ended December 31, 2017, compared to interest income of $39 for the year ended December 31, 2016. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $382 and $1,549, for the year ended December 31, 2017 and 2016, respectively, due to interest paid in connection with the purchase of a truck used in our business, as described in greater detail under “Liquidity and Capital Resources” below.

We had a net loss of $33,264 for the year ended December 31, 2017, compared to a net loss of $94,782 for the year ended December 31, 2016, a decrease in net loss of $61,518, due to the decrease in general and administrative expenses and cost of goods sold, offset by the decrease in revenues, each as described above.

Liquidity and Capital Resources

We had total assets of $64,799 as of December 31, 2017, consisting of total current assets of $43,910, which included cash of $18,252, accounts receivable of $570, earnings in excess of billings and estimated earnings on uncompleted contracts of $15,088 and federal income tax receivable of $10,000, and equipment, net of depreciation of $20,889. Federal income tax receivable relates to a $10,000 payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the year ended December 31, 2016 and the Company currently estimates that it will not owe regular federal income tax for the year ended December 31, 2017 and has recorded the payment as an asset as of December 31, 2017.

During the year ended December 31, 2016, the Company paid for $10,117 of raw materials associated with the construction of the personal swimming pool of Michael Chavez, the Company’s former Chief Executive Officer and former sole director. During the year ended December 31, 2017, the Company paid for $5,064 of raw materials associated with the construction of the personal swimming pool of Michael Chavez. During the year ended December 31, 2017, Mr. Chavez advanced the Company $2,000 which was applied to the amount receivable from Mr. Chavez. Effective May 18, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to classify the cost of the construction of the personal pool of Michael Chavez, our former CEO, as compensation, resulting in such $13,181 amount being reclassified.

We had total liabilities of $101,692 as of December 31, 2017, which included total current liabilities of $88,444, consisting of accounts payable and accrued liabilities of $41,247, billings in excess of costs and estimated earnings on uncompleted jobs of $36,461, current portion of long-term note payable of $5,736 and $5,000 of related party advances relating to amounts advanced to the Company by Michael Chavez, the Company’s former Chief Executive Officer, which amount is due on demand, unsecured and has no stated interest rate, and long-term liabilities consisting of long-term note payable of $13,248, representing amounts owed in connection with the purchase of a truck used in our business.

We had a working capital deficit of $44,534 as of December 31, 2017, compared to a working capital deficit of $12,309 as of December 31, 2016, mainly due to a decrease in cash of $24,421 and a decrease in related party receivable of $10,117.

We had $23,929 of net cash used in operating activities for the year ended December 31, 2017, which was mainly due to net loss ($33,264) offset by related party converted to compensation of $13,181, as discussed above.

We had $492 of net cash used in financing activities for the year ended December 31, 2017, which was due to $5,000 of related party advances (as described above), offset by $5,492 of payments on note payable.

As of December 31, 2017, we owed $5,736 in current portion of, and $13,248 of long-term portion of, note payable, in connection with our purchase of a Ford F-150 truck for work purposes. The note payable accrues interest at the rate of 4.35% per annum and requires that we pay $537 per month until February 2021.

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

 Critical Accounting Policies:

Emerging Growth Company. Section 107 of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

For more information on recently issued accounting standards, see “Note 1. The Company and Summary of Significant Accounting Policies” to the Notes to Consolidated Financial Statements included herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Article I.                  TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Reliant Holdings, Inc. and Subsidiary Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Reliant Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reliant Holdings, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ LBB & Associates Ltd., LLP

We have served as the Company’s auditor since 2016.

Houston, Texas

April 13, 2018

Reliant Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash	$18,252	$42,673
Accounts receivable	570	9,284
Federal income tax receivable	10,000	10,000
Earnings in excess of billings and estimated earnings on uncompleted contracts	15,088	357
Due from Related Party	—	10,117

Total current assets	43,910	72,431

Equipment, net of accumulated depreciation of $14,037 and $7,262 at December 31, 2017 and 2016, respectively	20,889	27,664

Total Assets	$64,799	$100,095

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$41,247	$40,754
Billings in excess of costs and estimated earnings on uncompleted contracts	36,461	38,494
Current portion of note payable	5,736	5,492
Due to related party	5,000	—
Total current liabilities	88,444	84,740

Long-term note payable, net of current portion	13,248	18,984

Total Liabilities	101,692	103,724

Commitments

Stockholders’ Equity (Deficit)

Common stock, 70,000,000 shares authorized, $.001 par value, 14,585,000 issued and outstanding as of December 31, 2017 and December 31, 2016	14,585	14,585
Additional paid-in capital	43,365	43,365
Accumulated deficit	(94,843)	(61,579)

Total Stockholders’ Equity (Deficit)	(36,893)	(3,629)

Total Liabilities and Stockholders’ Equity (Deficit)	$64,799	$100,095

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

	For the years ended
	December 31,
	2017	2016
Revenue	$1,178,054	$1,915,835
Cost of goods sold	764,697	(1,435,726)
Gross Margin	413,357	480,109

Operating Expenses
General and administrative	446,253	573,381

Total Operating Expenses	(446,253)	(573,381)

Loss From Operations	(32,896)	(93,272)

Other income / (expense)
Interest income	14	39
Interest expense	(382)	(1,549)

Total other income (expense)	(368)	(1,510)

Loss before income taxes	(33,264)	(94,782)

Provision for Income Tax

Net Loss	$(33,264)	$(94,782)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	14,585,000	14,892,650

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

 Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2017 and 2016

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Subscription
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Receivable	Total

Balance December 31, 2015	—	$—	14,400,000	$14,400	$—	$33,203	$(1,200)	$46,403

Sale of common stock	—	—	885,000	885	43,365	—	—	44,250
Collections on subscription receivable	—	—	—	—	—	—	500	500
Cancellation of subscribed shares	—	—	(700,000)	(700)	—	—	700	—
Net loss	—	—	—	—	—	(94,782)	—	(94,782)
Balance December 31, 2016	—	—	14,585,000	14,585	43,365	(61,579)	—	(3,629)

Net loss	—	—	—	—	—	(33,264)	—	(33,264)
Balance December 31, 2017	—	$—	14,585,000	$14,585	$43,365	$(94,843)	$—	$(36,893)

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2017	2016
Operating Activities
Net loss	$(33,264)	$(94,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,775	6,631
Note receivable related party converted to compensation	13,181	—
Changes in operating assets and liabilities:
Accounts Receivable	5,650	(7,784)
Federal income tax receivable	—	(10,000)
Costs in excess of billings	(14,731)	30,671
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,033)	(90,207)
Accounts payable and accrued liabilities	493	(3,091)

Net Cash Used In Operating Activities	(23,929)	(168,562)

Investing Activities
Accounts receivable, related party	—	(10,117)
Net Cash Used in Investing Activities	—	(10,117)

Financing Activities
Payments on note payable	(5,492)	(9,398)
Proceeds on subscription receivable	—	500
Proceeds on related party advances	5,000	—
Proceeds from sale of common stock, net	—	44,250
Net Cash Provided By (Used in) Financing Activities	(492)	35,352

Net change in Cash	(24,421)	(143,327)
Cash - Beginning of Period	42,673	186,000
Cash - End of Period	$18,252	$42,673

Supplemental Disclosures
Interest paid	$956	$942
Income taxes paid	$—	$10,000

Non Cash Transactions:
Cancellation of subscribed shares	$—	$700
Note payable for purchase of truck	$—	$34,366

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017 and 2016

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

Revenues from the Company’s construction services are performed under fixed-price, time-and-equipment, time-and- materials, unit-price, and cost-plus fee contracts. For fixed-price contracts, the Company uses the ratio of cost incurred to date on the contract (excluding uninstalled direct materials) to management’s estimate of the contract’s total cost, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract cost includes all direct costs on contracts, including labor and material, subcontractor costs and those indirect costs related to contract performance, such as supplies, fuel, tool repairs and depreciation. The Company recognizes revenues from construction services with fees based on time-and-materials, unit prices, or cost-plus fee as the services are performed and amounts are earned.

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

Equipment

Equipment, consisting mainly of a truck, is stated at cost. The Company depreciates the cost of equipment using the straight- line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. Depreciation expense was approximately $1,700 and $100 in 2017 and 2016, respectively. The estimated useful life of the truck is five years.

Fair Value of Financial Instruments

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, the Company is permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. The Company elected not to measure any eligible items using the fair value option. Consistent with the Fair Value Measurement Topic of the FASB ASC 820, the Company implemented guidelines relating to the disclosure of the Company’s methodology for periodic measurement of the Company’s assets and liabilities recorded at fair market value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-9 by one year. As a result, the amendments in ASU 2014-9 are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Additional ASUs have been issued that are part of the overall new revenue guidance, including: ASU No. 2016-8, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Narrow Scope Improvements and Practical Expedients.”

The new revenue recognition standard prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations. Based on the Company’s evaluation, the Company will adopt the requirements of the new standard effective January 1, 2018 and intend to use the modified retrospective adoption approach.

The impact to the Company’s results is not material because the analysis of the Company’s contracts under the new revenue recognition standard supports the recognition of revenue over time under the cost-to-cost method for the Company’s construction contracts, which is consistent with the Company’s current revenue recognition model. The Company’s construction contracts will continue to be recognized over time because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and therefore, the customer controls the asset as it is being constructed. Under the new standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. In addition, the number of performance obligations under the new standard is not materially different from the Company’s contract segments under the existing standard. Lastly, the accounting for the estimate of variable consideration is not materially different compared to the Company’s current practice. The Company also does not expect the standard to have a material impact on the Company’s consolidated balance sheet.

Note 2. Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2017	December 31, 2016
Contract receivables	$570	$9,284
Less: Allowance for doubtful accounts	—	—
	$570	$9,284

The Company recognized bad debt expense of $0 and $680 respectively, during the years ended December 31, 2017 and 2016.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	December 31,	December 31,
	2017	2016
Costs on uncompleted contracts	$56,032	$376,622
Estimated earnings	27,598	147,268
	83,630	523,890
Less: Progress billings	(105,003)	(562,027)
	$(21,373)	$(38,137)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	December 31, 2017	December 31, 2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$15,088	$357
Billings in excess of costs and estimated earnings on uncompleted contracts	(36,461)	(38,494)
	$(21,373)	$(38,137)

Note 4. Equity

From January 2016 to September 2016, the Company sold 885,000 shares of restricted common stock for $44,250, or $0.05 per share in a private offering pursuant to a private placement memorandum. Purchasers in the offering include Lilia Chavez, the mother of Michael Chavez, the Company’s then President and then sole director (10,000 shares for $500), Alexander Spohn, the adult son of Becky Spohn, the Company’s then Controller (5,000 shares for $250), and Phyllis Laws, the mother of Becky Spohn, the Company’s then Controller (5,000 shares for $250).

In September 2016, the Company discovered that the investors in the January 2016 to September 2016 offering may not have been provided all information and materials (including current audited financial statements), as is required under the Securities Act in order to claim an exemption from registration pursuant to Rule 506 of the Securities Act. The Company believes that all such transactions still complied with, and were exempt from registration under Section 4(a)(2) of the Securities Act because the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof; the securities were offered without any general solicitation by the Company or the Company’s representatives; no underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions; the securities sold are subject to transfer restrictions, and the certificates evidencing the securities (or book entry issuances) contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom; and the securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Nevertheless, based on the above, the Company offered the January 2016 to September 2016 purchasers of the Company’s common stock the right to rescind their previous common stock acquisitions and receive, in exchange for any shares relinquished to the Company, a payment equal to their original purchase price plus interest at the applicable statutory rate in the state in which they reside. The rescission offer expired at 5:00 pm (CST) on October 26, 2016. None of the prior purchasers opted to rescind their prior purchases in connection with the rescission offer.

During the first quarter of fiscal 2017, the Company learned that Michael Chavez, the former President and former sole director, was barred from association with any FINRA member in any capability. Mr. Chavez similarly became aware of the FINRA bar at the same time. Pursuant to Rule 506(d), Rule 506 of the Securities Act, is not available for a sale of securities if among other persons, any director or executive officer of an issuer has been subject to certain disqualifying events after September 23, 2013, including suspension or expulsion from membership in a self-regulatory organization (SRO), such as FINRA. However, in the event the disqualifying event occurred prior to September 23, 2013, the issuer is not prohibited from relying on Rule 506, provided that pursuant to Rule 506(e) of the Securities Act, an issuer is required to furnish to each purchaser, a reasonable time prior to sale, a description in writing of any matters that would have triggered disqualification under Rule 506(d)(1), but occurred before September 23, 2013.

As Mr. Chavez’s FINRA bar constituted a disqualifying event under Rule 506(d), the Company was required to furnish to each purchaser of shares of the Company, a reasonable time prior to sale, a description in writing of such event. The Company did not do that, because as described above, the Company and Mr. Chavez only became aware of the FINRA bar after the close of the offering. Notwithstanding the fact that the Company was not aware of Mr. Chavez’s FINRA bar, the Company determined that failure to provide such information may prohibit the Company from relying on a Rule 506 exemption for the prior issuances and sales of shares. The Company believes that all such transactions still complied with, and were exempt from registration under Section 4(a)(2) of the Securities Act, because the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof; the securities were offered without any general solicitation by us or the Company’s representatives; no underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions; the securities sold/issued were subject to transfer restrictions, and the certificates evidencing the securities (or book entry issuances) contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom; and the securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Nevertheless, management determined that the Company would offer rescission to all of its shareholders in April 2017. In connection therewith, in April 2017, the Company offered every shareholder of the Company’s common stock the right to rescind their previous purchases and acquisitions and to receive, in exchange for any shares relinquished to us, a payment equal to their original purchase price or consideration provided, plus interest at the applicable statutory rate in the state in which they reside. The rescission offer expired at 5:00 pm (CST) on April 29, 2017. None of the Company’s shareholders opted to rescind their prior purchase/acquisitions in connection with the rescission offer.

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

This amount is recorded in equity in the accompanying December 31, 2017 and December 31, 2016 balance sheets. This will be evaluated at each reporting period for reclassification to a liability if a rescission request is made.

Effective on November 3, 2017, Michael Chavez, the Company’s former sole director, Chief Executive Officer and President of the Company, entered into a Voting Agreement with Elijah May, the Company’s then Chief Operating Officer (COO), and current sole director, Chief Executive Officer and President as well as the Company’s COO (the “Voting Agreement”), resulting in a change in control of the Company.

Pursuant to the Voting Agreement, Mr. Chavez provided complete authority to Mr. May to vote the 4,000,000 shares of common stock which Mr. Chavez then held (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of shareholders of the Company and via any written consents. Those 4,000,000 shares represented 27.4% of the Company’s common stock as of the parties’ entry into the Voting Agreement and together with the 4,500,000 shares held by Mr. May prior to the parties’ entry into the Voting Agreement, constitute 58.3% of the Company’s total outstanding shares of common stock. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. Due to the Voting Agreement, Mr. May holds voting control over the Company due to his ability to vote 58.3% of the Company’s total outstanding shares of voting stock.

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

In May 2014, the Company sold 2,900,000 shares of common stock for $2,900 and subscription receivables of $2,900. In January 2015, the Company collected $1,700 of the subscription receivables. In January 2016, the Company collected $500 of the subscription receivables. Effective September 30, 2016, the Company cancelled 700,000 of the shares subscribed on May 31, 2014 for non- payment.

Note 5. Concentration of Risk

The Company had gross revenue of $1,178,054 and $1,915,835 for the years ended December 31, 2017 and 2016, respectively. The Company had two customers representing more than 10% of gross revenue, and combined 23% of revenue for the year ended December 31, 2017 and no customers representing approximately 10% of gross revenues for the year ended December 31, 2016.

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

Lease expense was $21,422 and $19,806 for the years ended December 31, 2017 and 2016, respectively.

Note 7. Related Party Transactions

During the year ended December 31, 2016, the Company paid for $10,117 of raw materials associated with the construction of the personal swimming pool of Michael Chavez, the Company’s then Chief Executive Officer and then sole director. Mr. Chavez had not reimbursed the Company for the materials purchased, which is shown as accounts receivable, related party, as of December 31, 2016. During the year ended December 31, 2017, the Company paid for $5,064 of raw materials associated with the construction of the personal swimming pool of Michael Chavez. During the year ended December 31, 2017, Mr. Chavez advanced the Company $2,000 which was applied to the amount receivable from Mr. Chavez. Effective May 18, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to classify the cost of the construction of the personal pool of Michael Chavez, CEO, net of the advance, as compensation of $13,181.

During the year ended December 31, 2017, Mr. Chavez advanced $5,000 to the Company. The advance is due on demand, unsecured and has no stated interest rate.

During the year ended December 31, 2017 and 2016, the Company paid a company owned by a shareholder $1,890 and $5,927 respectively, for tile and masonry services.

During the year ended December 31, 2016, the Company obtained general liability insurance through a brokerage owned by a shareholder. Amounts paid to the brokerage were $17,259.

Note 8. Long Term Debt

	December 31, 2017	December 31, 2016
Term note with a bank secured by truck, payable in monthly installments of $537, including interest at 4.35% through February 11, 2021	$18,985	$24,476
Total long-term debt	18,985	24,476
Less: current portion	(5,736)	(5,492)
Long-term debt net of current portion	$13,248	$18, 984

Future maturities of long-term debt are as follows:

Year Ending December 31,
2018	$5,736
2019	5,990
2020	6,256
2021	1,000
Total	$18,985

Note 9. Income Taxes

Income tax (benefit) provision for the years ended December 31, 2017 and 2016 is as follows:

Federal income tax expense (benefit) attributed to:
	2017	2016
Federal income tax at statutory rate of 34%	$(11,000)	$(29,000)
Effect of rate change	14,000	—
Change in valuation allowance	(3,000)	29,000
Net expense (benefit)	$—	$—

Significant items comprising the Company’s net deferred tax amount are as follows:

Deferred tax attributed:
	2017	2016
Net operating loss carryforward	$35,000	$38,000
Less: valuation allowance	(35,000)	(38,000)
	$—	$—

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the year ended December 31, 2017 because the Company expects to incur a tax loss in the current year. Similarly, no federal income tax expense was recognized for the year ended December 31, 2016 for this same reason.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of approximately $166,000 on December 31, 2017. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. All tax years remain open to examination by the major taxing jurisdictions in which the Company is subject to tax.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued the Company’s ending net deferred tax assets at December 31, 2017, which were fully offset by a valuation allowance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Not required pursuant to SEC Release Nos. 33-8238/34-47986 and 33-8392/34-49313.

Limitations on the Effectiveness of Controls

The Company’s disclosure controls and procedures are designed to provide the Company’s Principal Executive Officer and Principal Financial Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives. However, the Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and such design may not succeed in achieving its stated objectives under all potential future conditions.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each director and executive officer of the Company. The sole officer and director of the Company is as follows:

Name	Age	Position	Date First Appointed as Officer or Director

Elijah May	40	President, Chief Executive Officer, Chief Operating Officer and Director (sole director)	May 2014

Our director and any additional directors we may appoint in the future are elected annually and will hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors (currently consisting solely of Mr. May), absent any employment agreement. Our officers and directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

The business experience of the person listed above is as follows:

Elijah May – President, Chief Executive Officer, Chief Operating Officer and Director (sole director)

Mr. May is our co-founder and has served as COO since May 2014. He has served as President, Chief Executive Officer and as sole director of the Company since November 3, 2017. Before helping to co-found the Company, Mr. May was a custom pool designer in Austin, Texas. Mr. May is a member of the Association of Pool & Spa Professionals and has received numerous commendations over the years for his work. Mr. May was employed by Austex Pools, a pool builder which was located in Austin, Texas from August 2012 to August 2013. Mr. May served as a sales representative of World Travel from September 2010 to August 2012 and served as a manager of FaraCafe, a coffee seller located in Austin, Texas, from September 2006 to August 2010. Mr. May received a Bachelors of Science degree in Finance and Real Estate from Florida State University.

Board Leadership Structure

Our Board of Directors (currently consisting solely of Mr. May) has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors (currently consisting solely of Mr. May) discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No director of the Company is also a director of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers were involved in any of the following during the past ten years,: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by our Board of Directors (consisting solely of Mr. May).

Our Company does not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our sole director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors (consisting solely of Mr. May) will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

Stockholder Communications with the Board

A stockholder who wishes to communicate with our Board of Directors (consisting solely of Mr. May) may do so by directing a written request addressed to our Secretary, 12343 Hymeadow Drive, Suite 3-A, Austin, Texas 78750, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct and strives to be compliant with applicable governmental laws, rules and regulations.

In lieu of an Audit Committee, the Company’s Board of Directors (consisting solely of Mr. May) is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Director Independence

There is no current market for our common stock and we are not required to have independent members of our Board of Directors. We do not identify our sole member of our Board of Directors, Mr. May, as being independent.

As described above, we do not currently have a separately designated audit, nominating or compensation committee.

Code of Ethics and Code of Conduct

We have adopted a Code of Ethics and a Code of Conduct that apply to all of our directors, officers and employees.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year, if any; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Summary Compensation Table*

Name And Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)#	Option Awards ($)#	All Other Compensation ($)		Total ($)

Elijah May,	2017	72,000	—	—	—	6,636		78,636
CEO, President and COO(1)	2016	72,000	—	—	—	60,000	(3)	132,000

Michael Chavez,	2017	—	—	—	—	13,181	(5)	13,181
Former CEO(1)(2)	2016	—	—	—	—	60,000	(3)	60,000

Becky Spohn	2016	—	—	—	—	38,000	(3)	38,000
Former Controller(4)

*	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. There have been no changes in the Company’s compensation policies since December 31, 2017.
#	The fair value of stock issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. The fair value of options granted computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant.

(1)	Effective on November 3, 2017, Michael Chavez, resigned as the Chief Executive Officer, President and sole director of the Company and Elijah May, the Company’s Chief Operating Officer (COO), was appointed as the sole director, Chief Executive Officer and President of the Company.
(2)	Mr. Chavez did not receive any consideration, other than as described in the table above, if any, in consideration for his services to the Company as a member of the Board of Directors.
(3)	Compensation paid as contract expense and not as salary.
(4)	Resigned effective April 15, 2017.
(5)	During year ended December 31, 2016, the Company paid for $10,117 of raw materials associated with the construction of the personal swimming pool of Michael Chavez, the Company’s then Chief Executive Officer and then sole director. Mr. Chavez had not reimbursed the Company for the materials purchased, which is shown as accounts receivable, related party, as of December 31, 2016. During the year ended December 31, 2017, the Company paid for $5,064 of raw materials associated with the construction of the personal swimming pool of Michael Chavez. During the year ended December 31, 2017, Mr. Chavez advanced the Company $2,000 which was applied to the amount receivable from Mr. Chavez. Effective May 18, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to classify the cost of the construction of the personal pool of Michael Chavez, CEO, net of the advance, as compensation of $13,181.

We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive, profit sharing, retirement or other plans, although we may adopt one or more of such plans in the future.

We do not maintain any life or disability insurance on any of our officers.

We do not have any outstanding options, warrants or other securities which provide for the issuance of additional shares of our common stock as compensation for services of directors or officers.

Employment Agreements; Key Man Insurance and Stock Incentive Plans

Employment Agreements

The Company does not have any employment agreements in place with any of its executive officers.

Key Man Insurance

The Company does not hold “Key Man” life insurance on any of its officers or directors.

Stock Incentive Plans

To date, the Company has not adopted any stock incentive or equity incentive plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of April 13, 2018 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 14,585,000 shares outstanding as of April 13, 2018, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 13, 2018, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 12343 Hymeadow Drive, Suite 3-A, Austin, Texas 78750.

Name	Number of Common Stock Shares Beneficially Owned	Percent of Common Stock

Elijah May(1)	8,500,000	58.3%

All of the officers and director as a group (two persons)	8,500,000	58.3%

5% Stockholders

Michael Chavez(1)(2)	4,000,000	27.4%
Becky Spohn(3)	2,500,000	17.1%

(1)	Pursuant to a Voting Agreement entered into on November 3, 2017, Mr. Chavez provided complete authority to Mr. May to vote the 4,000,000 shares of common stock which Mr. Chavez holds (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of shareholders of the Company and via any written consents. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. Due to the Voting Agreement Mr. May is deemed to beneficially own the 4,000,000 shares of common stock held by Mr. Chavez, which are included under both Mr. May’s ownership and Mr. Chavez’s.
(2)	Mr. Chavez’s address is 12343 Hymeadow Dr #3A, Austin, Texas 78750.
(3)	Mrs. Spohn’s address is 12609 Twisted Briar Lane, Austin, Texas 78729.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as discussed below, or otherwise disclosed above under “Executive and Director Compensation”, there have been no transactions since January 1, 2016, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

From January 2016 to September 2016, we sold 885,000 shares of restricted common stock for $44,250, or $0.05 per share in a private offering pursuant to a private placement memorandum. Purchasers in the offering include Lilia Chavez, the mother of Michael Chavez (10,000 shares for $500), Alexander Spohn, the adult son of Becky Spohn, our former Controller (5,000 shares for $250), and Phyllis Laws, the mother of Becky Spohn, our former Controller (5,000 shares for $250).

During year ended December 31, 2016, the Company paid for $10,117 of raw materials associated with the construction of the personal swimming pool of Michael Chavez, the Company’s then Chief Executive Officer and then sole director. Mr. Chavez had not reimbursed the Company for the materials purchased, which is shown as accounts receivable, related party, as of December 31, 2016. During the year ended December 31, 2017, the Company paid for $5,064 of raw materials associated with the construction of the personal swimming pool of Michael Chavez. During the year ended December 31, 2017, Mr. Chavez advanced the Company $2,000 which was applied to the amount receivable from Mr. Chavez. Effective May 18, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to classify the cost of the construction of the personal pool of Michael Chavez, CEO, net of the advance, as compensation of $13,181.

During the year ended December 31, 2017, Mr. Chavez advanced $5,000 to the Company. The advance is due on demand, unsecured and has no stated interest rate.

During the year ended December 31, 2017 and 2016, the Company paid a company owned by a shareholder $1,890 and $5,927, respectively, for tile and masonry services.

During the year ended December 31, 2016, the Company obtained general liability insurance through a brokerage owned by a shareholder. Amounts paid to the brokerage were $17,259.

Effective on November 3, 2017, Michael Chavez (our former Chief Executive Officer, President and sole director), entered into a Voting Agreement with Elijah May (our current Chief Executive Officer, President and sole director).

Pursuant to the Voting Agreement, Mr. Chavez provided complete authority to Mr. May to vote the 4,000,000 shares of common stock which Mr. Chavez then held (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of shareholders of the Company and via any written consents. Those 4,000,000 shares represent 27.4% of the Company’s common stock and together with the 4,500,000 shares held by Mr. May prior to the parties’ entry into the Voting Agreement, constitute 58.3% of the Company’s total outstanding shares of common stock. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. However, all of the transactions described above were approved and ratified by our sole director. In connection with the approval of the transactions described above, our sole director took into account various factors, including his fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors. On a moving forward basis, our sole director will continue to approve any related party transaction based on the criteria set forth above.

Conflict of Interest

The officers and directors (consisting solely of Mr. May) of the Company are not involved in other business activities but may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The policy of the Board is that any personal business or corporate opportunity incurred by an officer or director of the Company must be examined by the Board and turned down by the Board in a timely basis before an officer or director can engage or take advantage of a business opportunity which could result in a conflict of interest.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee of the Board of Directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Audit Fees

The aggregate fees billed by our independent auditors, LBB & Associates Ltd., LLP (“LBB”), for professional services rendered for the audit of our annual financial statements included in our Registration Statement on Form S-1, and for the review of quarterly financial statements for the fiscal years ended December 31, 2017 and 2016, were:

	2017	2016
LBB & Associates Ltd., LLP	$43,300	$46,000

Audit fees incurred by the Company were pre-approved by the Board of Directors.

Audit Related Fees: None.

Tax Fees: None.

All Other Fees: $6,950 for the year ended December 31, 2016 in connection with the Company’s Registration Statement on Form S-1 and amendments thereto.

We do not use the auditors for financial information system design and implementation. Such services, which include designing or implementing a system that aggregates source data underlying the financial statements or that generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage the auditors to provide compliance outsourcing services.

The Board of Directors has considered the nature and amount of fees billed by LBB and believes that the provision of services for activities unrelated to the audit is compatible with maintaining LBB’s independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents filed as part of this Annual Report:

The following is an index of the financial statements, schedules and exhibits included in this Form 10-K or incorporated herein by reference.

(1)	Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules

None.

(3)	Exhibits

See the Exhibit Index following the signature page to this Annual Report on Form 10-K for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANT HOLDINGS, INC.

Date: April 13, 2018	By: /s/ Elijah May
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