Form 10-Q
period 2018-03-31
Reliant Holdings, Inc.
filed 2018-05-14
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2018

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

Yes  ☐  No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 14,585,000 shares of common stock are issued and outstanding as of May 11, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$104,401	$18,252
Accounts receivable	370	570
Federal income tax receivable	10,000	10,000
Earnings in excess of billings and estimated earnings on uncompleted contracts	—	15,088

Total current assets	114,771	43,910

Equipment, net of accumulated depreciation of $15,731 and $14,037 at March 31, 2018 and December 31, 2017, respectively	19,195	20,889

Total Assets	$133,966	$64,799

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$69,095	$41,247
Billings in excess of costs and estimated earnings on uncompleted contracts	88,906	36,461
Current portion of note payable	5,798	5,736
Due to related party	5,000	5,000

Total current liabilities	168,799	88,444

Long-term note payable, net of current portion	11,775	13,248

Total Liabilities	180,574	101,692

Commitments (Note 5)

Stockholders’ Equity (Deficit)
Common stock, 70,000,000 shares authorized, $.001 par value, 14,585,000 issued and outstanding as of March 31, 2018 and December 31, 2017	14,585	14,585

Additional paid-in capital	43,365	43,365
Accumulated deficit	(104,558)	(94,843)

Total Stockholders’ Equity (Deficit)	(46,608)	(36,893)

Total Liabilities and Stockholders’ Equity (Deficit)	$133,966	$64,799

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	March 31,
	2018	2017
Revenue	$229,514	$243,701
Cost of goods sold	(157,873)	(174,750)
Gross Margin	71,641	68,951

Operating Expenses
General and administrative	81,161	123,981

Total Operating Expenses	(81,161)	(123,981)

Loss From Operations	(9,520)	(55,030)

Other income / (expense)
Interest income	6
Interest expense	(201)	(579)

Total other income (expense)	(195)	(579)

Loss before income taxes	(9,715)	(55,609)

Provision for Income Tax	—	—

Net Loss	$(9,715)	$(55,609)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	14,585,000	14,831,930

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2018	2017
Operating Activities
Net loss	$(9,715)	$(55,609)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,694	1,693
Changes in operating assets and liabilities:
Accounts Receivable	200	3,341
Costs in excess of billings	15,088	357
Billings in excess of costs and estimated earnings on uncompleted contracts	52,445	40,275
Accounts payable and accrued liabilities	27,848	13,008

Net Cash Provided By Operating Activities	87,560	3,065

Investing Activities
Accounts receivable, related party	—	(468)
Net Cash Used in Investing Activities	—	(468)

Financing Activities
Payments on note payable	(1,411)	(1,033)
Net Cash Used In Financing Activities	(1,411)	(1,033)

Net change in Cash	86,149	1,564
Cash - Beginning of Period	18,252	42,673
Cash - End of Period	$104,401	$44,237

Supplemental Disclosures
Interest paid	$956	$261
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

For the three months ended March 31, 2018 and 2017

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

The consolidated financial statements and related disclosures as of March 31, 2018 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2017 and 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 13, 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-9 by one year. As a result, the amendments in ASU 2014-9 are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Additional ASUs have been issued that are part of the overall new revenue guidance, including: ASU No. 2016-8, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Narrow Scope Improvements and Practical Expedients.”

The new revenue recognition standard prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations. We adopted the requirements of the new standard effective January 1, 2018 and used modified retrospective adoption approach.

The impact to our results is not material because the analysis of our contracts under the new revenue recognition standard supports the recognition of revenue over time under the cost-to-cost method for our construction contracts, which is consistent with our current revenue recognition model. Our construction contracts will continue to be recognized over time because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and therefore, the customer controls the asset as it is being constructed. Under the new standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs. In addition, the number of performance obligations under the new standard is not materially different from our contract segments under the existing standard. Lastly, the accounting for the estimate of variable consideration is not materially different compared to our current practice.

Note 2. Accounts Receivable

Accounts receivable consisted of the following:
	March 31,	December 31,
	2018	2017
Contract receivables	$370	$570
Less: Allowance for doubtful accounts	—	—
	$370	$570

The Company recognized bad debt expense of $0 and $0 respectively, during the periods ended March 31, 2018 and December 31, 2017.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:
	March 31,	December 31,
	2018	2017
Costs on uncompleted contracts	$195,161	$56,032
Estimated earnings	96,124	27,598
	291,285	83,630
Less: Progress billings	(380,191)	(105,003)
	$(88,906)	$(21,373)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	March 31, 2018	December 31, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$15,088
Billings in excess of costs and estimated earnings on uncompleted contracts	(88,906)	(36,461)
	$(88,906)	$(21,373)

Note 4. Concentration of Risk

The Company had gross revenue of $229,514 and $243,701 for the three months ended March 31, 2018 and 2017, respectively. The Company had 3 customers representing more than 10% of gross revenue, and combined 96% of revenue for the three months ended March 31, 2018.

Note 5. Commitments

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

Lease expense was $5,565 and $5,085 for the three months ended March 31, 2018 and 2017, respectively.

Note 6. Related Party Transactions

During the year ended December 31, 2017, Mr. Michael Chavez, one of the Company’s largest shareholders and former Chief Executive Officer of the Company, advanced $5,000 to the Company. The advance is due on demand, unsecured and has no stated interest rate.

Note 7. Long Term Debt

	March 31, 2018	December 31, 2017
Term note with a bank secured by truck, payable in monthly installments of $537, including interest at 4.35% through February 11, 2021	$17,573	$18,985
Total long-term debt	17,573	18,985
Less: current portion	(5,798)	(5,736)
Long-term debt net of current portion	$11,775	$13,248

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services;
●	lack of insurance policies;
●	dependence on a small number of customers;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included under “Risk Factors” below and in our latest Annual Report on Form 10-K.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 13, 2018 (the “Annual Report”).

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

Description of Business Operations

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

Plan of Operations

We had a working capital deficit of $54,028 as of March 31, 2018. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months. We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments, notes payable and advances from our shareholders, including Michael Chavez, our former CEO and director and one of our largest shareholders. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

We had revenue of $229,514 for the three months ended March 31, 2018, compared to revenue of $243,701 for the three months ended March 31, 2017, a decrease of $14,187 or 5.8% from the prior period. Revenue decreased mainly due to fewer pools being completed during the current period compared to the prior period. We completed 1 pool and 2 remodels during the three months ended March 31, 2018 compared to completing 3 pools during the three months ended March 31, 2017. The decrease was due to increased competition. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $157,873 for the three months ended March 31, 2018, compared to cost of goods sold of $174,750 for the three months ended March 31, 2017, a decrease of $16,877 or 9.7% from the prior period.

Cost of goods sold decreased mainly due to fewer pools being completed during the current period compared to the prior period along with negotiating better steel, excavation, and gas line prices. The expenses which attributed to the decrease in cost of goods sold for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, included:

Cost of Goods Sold Expense	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017	Increase / (Decrease)	Percentage Change
Cost of decking	$13,966	$24,884	$(10,918)	(43.9)%
Plaster used in the construction of pools	$4,941	$19,044	$(14,103)	(74.1)%
Gunite used in the construction of pools	$28,968	$12,580	$16,388	130.3%
Pool equipment used to filter and circulate the water used in our pools	$43,281	$39,208	$4,073	10.4%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	$24,986	$15,767	$(9,219)	58.5%
Excavation and steel expenses	$21,477	$30,206	$(8,729)	(28.9%)
Other, including labor	$20,254	$33,061	$(12,807)	(38.7%)
Total	$157,873	$174,750	$(16,877)	9.7%

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

We had a gross margin of $71,641 for the three months ended March 31, 2018, compared to a gross margin of $68,951 for the three months ended March 31, 2017, an increase of $2,690 or 4% from the prior period due to the reasons described above. Gross margin as a percentage of revenue increased to 31% for the three months ended March 31, 2018, compared to 28% for the three months ended March 31, 2017. The increase in gross margin as a percentage of revenue was mainly due to a reduction in labor and material costs, especially associated with steel, gas lines, and excavation.

We had operating expenses consisting solely of general and administrative expenses of $81,161 for the three months ended March 31, 2018, compared to operating expenses consisting solely of general and administrative expenses of $123,981 for the three months ended March 31, 2017. Operating expenses decreased due to decreased payroll, decreased legal and accounting expenditures. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $6 for the three months ended March 31, 2018, compared to interest income of $0 for the three months ended March 31, 2017. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $201 and $579, for the three months ended March 31, 2018 and 2017, respectively, due to interest paid in connection with the purchase of a truck used in our business, as described in greater detail under “Liquidity and Capital Resources” below.

We had a net loss of $9,715 for the three months ended March 31, 2018, compared to a net loss of $55,609 for the three months ended March 31, 2017, a decrease in net loss of $45,894, mainly due to the decrease in general and administrative expenses and the decrease in cost of goods sold, offset by the decrease in revenues, each as described above.

Liquidity and Capital Resources

We had total assets of $133,966 as of March 31, 2018, consisting of total current assets of $114,771, which included cash of $104,401, accounts receivable of $370 and federal income tax receivable of $10,000, and equipment, net of depreciation of $19,195. Federal income tax receivable relates to a $10,000 payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the year ended December 31, 2016 and the Company currently estimates that it will not owe regular federal income tax for the year ended December 31, 2017 and has recorded the payment as an asset as of March 31, 2018.

We had total liabilities of $180,574 as of March 31, 2018, which included total current liabilities of $168,799, consisting of accounts payable and accrued liabilities of $69,095, billings in excess of costs and estimated earnings on uncompleted jobs of $88,906, current portion of long-term note payable of $5,798 and $5,000 of related party advances relating to amounts advanced to the Company by Michael Chavez, the Company’s former Chief Executive Officer, which amount is due on demand, unsecured and has no stated interest rate, and long-term liabilities consisting of long-term note payable of $11,775, representing amounts owed in connection with the purchase of a truck used in our business.

We had a working capital deficit of $54,028 as of March 31, 2018, compared to a working capital deficit of $44,534 as of December 31, 2017, mainly due to an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $52,445 and an increase in accounts payable and accrued liabilities of $27,848, offset by an increase in cash of $86,149.

We had $87,560 of net cash provided by operating activities for the three months ended March 31, 2018, which was mainly due to net loss $9,715 offset by an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $52,445 and an increase in accounts payable and accrued liabilities of $27,848.

We had $1,411 of net cash used in financing activities for the three months ended March 31, 2018, which was due to payments on note payable.

As of March 31, 2018, we owed $5,798 in current portion of, and $11,775 of long-term portion of, note payable, in connection with our purchase of a Ford F-150 truck for work purposes. The note payable accrues interest at the rate of 4.35% per annum and requires that we pay $537 per month until February 2021.

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

Revenue Recognition

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“new revenue standard”) to all contracts using the modified retrospective method. The adoption of the new revenue standard had no material impact on our condensed consolidated financial statements as it did not require a change in revenue recognition. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct.

Performance Obligations Satisfied Over Time

Revenue for our contracts that satisfy the criteria for over time recognition is recognized as the work progresses. The majority of our revenue is derived from construction contracts and projects that typically span between 4 to 12 months. Our construction contracts will continue to be recognized over time because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and, therefore, the customer controls the asset as it is being constructed. Contract costs include labor, material, and indirect costs.

Performance Obligations Satisfied at a Point in Time

Revenue for our contracts that do not satisfy the criteria for over time recognition is recognized at a point in time. Substantially all of our revenue recognized at a point in time is for work performed for pool maintenance or repairs. Unlike our construction contracts that use a cost-to-cost input measure for performance, the pool maintenance or repairs utilize an output measure for performance based on the completion of a unit of work. The typical time frame for completion of these services is less than one month. Upon fulfillment of the performance obligation, the customer is provided an invoice (or equivalent) demonstrating transfer of control or completion of service to the customer. We believe that point in time recognition remains appropriate for these contracts and will continue to recognize revenues upon completion of the performance obligation and issuance of an invoice.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Backlog

On March 31, 2018, we had approximately $357,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during the remainder of 2018.

Contract Estimates

Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract.

Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, and the performance of subcontractors.

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our condensed consolidated financial statements for the three months ended March 31, 2018, and March 31, 2017.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the consolidated balance sheet. On our construction contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs prior to revenue recognition, resulting in contract liabilities. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period.

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

Management, consisting of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of March 31, 2018, based on the evaluation of these disclosure controls and procedures, our CEO and CFO has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 13, 2018, under the heading “Item 1A. Risk Factors”, and investors should review the risks provided in the Annual Report, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors” and those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

RELIANT HOLDINGS, INC.

Date: May 14, 2018	By: /s/ Elijah May
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