Form 10-Q
period 2018-06-30
Reliant Holdings, Inc.
filed 2018-08-10
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2018

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

Yes  ☐  No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 14,585,000 shares of common stock are issued and outstanding as of August 10, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$154,921	$18,252
Accounts receivable	909	570
Federal income tax receivable	10,000	10,000
Earnings in excess of billings and estimated earnings on uncompleted contracts	2,312	15,088
Total current assets	168,142	43,910

Equipment, net of accumulated depreciation of $17,424 and $14,037 at June 30, 2018 and December 31, 2017, respectively	17,502	20,889
Total Assets	$185,644	$64,799

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$91,845	$41,247
Billings in excess of costs and estimated earnings on uncompleted contracts	75,834	36,461
Current portion of note payable	5,862	5,736
Due to related party	5,000	5,000
Total current liabilities	178,541	88,444

Long-term note payable, net of current portion	10,285	13,248

Total Liabilities	188,826	101,692

Commitments

Stockholders’ Equity (Deficit)
Common stock, 70,000,000 shares authorized, $0.001 par value, 14,585,000 issued and outstanding as of June 30, 2018 and December 31, 2017	14,585	14,585
Additional paid-in capital	43,365	43,365
Accumulated deficit	(61,132)	(94,843)
Total Stockholders’ Equity (Deficit)	(3,182)	(36,893)
Total Liabilities and Stockholders’ Equity (Deficit)	$185,644	$64,799

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$425,272	$343,301	$654,786	$587,002
Cost of goods sold	(280,790)	(216,477)	(438,663)	(391,227)
Gross margin	144,482	126,824	216,123	195,775

Operating expenses
General and administrative	100,884	126,744	182,045	250,725

Total operating expenses	(100,884)	(126,744)	(182,045)	(250,725)

Loss from operations	43,598	80	34,078	(54,950)

Other income / (expense)
Interest income	14	3	20	3
Interest expense	(186)	—	(387)	(579)

Total other income (expense)	(172)	3	(367)	(576)

Income (loss) before income taxes	43,426	83	33,711	(55,526)

Provision for income tax	—	—	—	—

Net income (loss)	$43,426	$83	$33,711	$(55,526)

Net income (loss) per share - basic and diluted	$0.00	$0.00	$0.00	$(0.00)

Weighted average common shares outstanding	14,585,000	14,585,000	14,585,000	14,585,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2018	2017
Operating Activities
Net income (loss)	$33,711	$(55,526)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,387	3,387
Accounts receivable, related party converted to compensation	—	10,117
Changes in operating assets and liabilities:
Accounts Receivable	(339)	7,764
Costs in excess of billings	12,776	357
Billings in excess of costs and estimated earnings on uncompleted contracts	39,373	56,495
Accounts payable and accrued liabilities	50,598	31,117

Net Cash Provided by Operating Activities	139,506	53,711

Financing Activities
Payments on note payable	(2,837)	(2,645)
Proceeds from sale of common stock, net	—	5,000
Net Cash Provided By (Used In) Financing Activities	(2,837)	2,355

Net change in Cash	136,669	56,066
Cash - Beginning of Period	18,252	42,673
Cash - End of Period	$154,921	$98,739

Supplemental Disclosures
Interest paid	$387	$508
Income taxes paid	$—	$—

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Reliant Holdings, Inc. (the “Company”) was formed as a Nevada corporation on May 19, 2014. On May 23, 2014, Reliant Holdings, Inc., along with Reliant Pools, Inc., formerly Reliant Pools, G.P., which was formed in September 2013 (“Reliant Pools”) and the shareholders of Reliant Pools, entered into an Agreement for the Exchange of common stock whereby Reliant Pools, Inc. became a wholly-owned subsidiary of the Company. The Company designs and installs swimming pools. The Company is headquartered in Austin, Texas.

Basis of Presentation

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements and related disclosures as of June 30, 2018 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2017 and 2016 included in our Annual Report on Form 10-K, filed with the SEC on April 13, 2018. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

The new revenue recognition standard prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations. We adopted the requirements of the new standard effective January 1, 2018 and used the modified retrospective adoption approach.

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

Note 2. Accounts Receivable

Accounts receivable consisted of the following:
	June 30,	December 31,
	2018	2017
Contract receivables	$909	$570
Less: Allowance for doubtful accounts	—	—
	$909	$570

The Company recognized bad debt expense of $0 and $0 respectively, during the periods ended June 30, 2018 and December 31, 2017.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:
	June 30,	December 31,
	2018	2017
Costs on uncompleted contracts	$282,956	$56,032
Estimated earnings	139,367	27,598
	422,323	83,630
Less: Progress billings	(495,845)	(105,003)
	$(73,522)	$(21,373)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	June 30, 2018	December 31, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,312	$15,088
Billings in excess of costs and estimated earnings on uncompleted contracts	(75,834)	(36,461)
	$(73,522)	$(21,373)

Note 4. Concentration of Risk

The Company had gross revenue of $654,786 and $587,002 for the six months ended June 30, 2018 and 2017, respectively. The Company had five customers representing more than 10% of gross revenue, and combined 73% of revenue for the six months ended June 30, 2018.

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

Lease expense was $11,240 and $10,442 for the six months ended June 30, 2018 and 2017, respectively.

Note 6. Related Party Transactions

During the year ended December 31, 2017, Mr. Chavez, a significant shareholder and former Chief Executive Officer and director, advanced $5,000 to the Company. The advance is due on demand, unsecured and has no stated interest rate.

Note 7. Long Term Debt

	June 30, 2018	December 31, 2017
Term note with a bank secured by truck, payable in monthly installments of $537, including interest at 4.35% through February 11, 2021	$16,147	$18,984
Total long-term debt	16,147	18,984
Less: current portion	(5,862)	(5,736)
Long-term debt net of current portion	$10,285	$13,248

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

Description of Business Operations

 We, through our wholly-owned subsidiary, Reliant Pools (which has been in operation since September 2013), are an award winning, custom, swimming pool construction company located in the greater Austin, Texas market. In the future we plan to offer maintenance services for residential pools as well. We assist customers with the design of, and then construct, recreational pools which blend in with the surroundings, geometric pools which complement the home’s architecture and water features (e.g., waterfalls and negative edge pools) which provide the relaxing sounds of moving water. We won four Association of Pool & Spa Professionals (ARSP) Region 3 Design Awards for our designs in 2016 and one award in 2017 . Moving forward, we plan on expanding our operations through an accretive business model in which we plan to acquire competitors in both the custom pool construction and pool maintenance/service industries locally, regionally, and nationally, funding permitting.

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

Plan of Operations

We had negative working capital of $10,399 as of June 30, 2018. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months. We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments, notes payable and advances from our shareholders, including Michael Chavez, our former CEO and director and one of our largest shareholders. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

We had revenue of $425,272 for the three months ended June 30, 2018, compared to revenue of $343,301 for the three months ended June 30, 2017, an increase of $81,971 or 24% from the prior period. Revenue increased mainly due to larger pools being completed during the current period compared to the prior period. We completed 3 pools during the three months ended June 30, 2018 compared to completing 3 pools during the three months ended June 30, 2017.  We recognize revenue based on the percentage that a job is complete rather than upon completion. As such total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $280,790 for the three months ended June 30, 2018, compared to cost of goods sold of $216,477 for the three months ended June 30, 2017, an increase of $64,313 or 30% from the prior period, mainly due to the increase in revenues.

Cost of goods sold increased mainly due to larger pools being completed during the current period compared to the prior period along with partially offset by negotiating better steel, excavation, and gas line prices. The expenses which attributed to the increase in cost of goods sold for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, included:

Cost of Goods Sold Expense	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Increase / (Decrease)	Percentage Change
Cost of decking	$25,805	$30,521	$(4,716)	(15.5)%
Plaster used in the construction of pools	$25,201	$21,270	$3,931	18.5%
Gunite used in the construction of pools	$36,582	$26,573	$10,009	37.7%
Pool equipment used to filter and circulate the water used in our pools	$47,432	$36,059	$11,373	31.5%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	$37,275	$21,273	$16,002	75.2%
Excavation and steel expenses	$44,204	$39,352	$4,852	12.3%
Other, including labor	$64,291	$41,429	$22,862	55.1%
Total	$280,790	$216,477	$64,313	29.7%

Cost of goods sold represent our pool construction costs, including raw materials, outsourced labor, installed equipment, tile and coping expenses, excavation costs and permit expenses. We anticipate our cost of goods sold increasing in approximate proportion to increases in revenue and decreasing in approximate proportion to decreases in revenue, moving forward, as our cost of goods sold are factored into the price we charge for our pools and represent the cost of pool construction, the majority of which is not fixed and varies depending on the total number of pools and construction projects we complete during each period and the size and complexity of such projects. Labor costs associated with the cost of labor used in construction of pools increased due to the increased cost of plumbing and electrical services.

We had a gross margin of $144,482 for the three months ended June 30, 2018, compared to a gross margin of $126,824 for the three months ended June 30, 2017, an increase of $17,658 or 14% from the prior period due to the reasons described above. Gross margin as a percentage of revenue decreased to 34% for the three months ended June 30, 2018, compared to 37% for the three months ended June 30, 2017. The decrease in gross margin as a percentage of revenue was mainly due to an increase in labor and material costs, especially associated with masonry, plumbing and electrical.

We had operating expenses consisting solely of general and administrative expenses of $100,884 for the three months ended June 30, 2018, compared to operating expenses consisting solely of general and administrative expenses of $126,744 for the three months ended June 30, 2017. Operating expenses decreased due to decreased payroll, decreased legal and accounting expenditures. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $14 for the three months ended June 30, 2018, compared to interest income of $3 for the three months ended June 30, 2017. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $186 and $0, for the three months ended June 30, 2018 and 2017, respectively, due, for the three months ended June 30, 2018, to interest paid in connection with the purchase of a truck used in our business, as described in greater detail under “Liquidity and Capital Resources” below.

We had net income of $43,426 for the three months ended June 30, 2018, compared to net income of $83 for the three months ended June 30, 2017, an increase of $43,343, mainly due to the decrease in general and administrative expenses and the increase in revenues, offset by the increase in cost of goods sold, each as described above.

For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

We had revenue of $654,786 for the six months ended June 30, 2018, compared to revenue of $587,002 for the six months ended June 30, 2017, an increase of $67,784 or 12% from the prior period. Revenue increased mainly due to larger pools being completed during the current period compared to the prior period. We completed 4 pools (4 additional pools were substantially complete) during the six months ended June 30, 2018 compared to completing 8 pools during the six months ended June 30, 2017.  We recognize revenue based on the percentage that a job is complete rather than upon completion. As such total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $438,663 for the six months ended June 30, 2018, compared to cost of goods sold of $391,227 for the six months ended June 30, 2017, an increase of $47,436 or 12% from the prior period.

Cost of goods sold increased mainly due to the overall increase in revenue during the current period compared to the prior period offset partially by negotiating better steel, excavation, and gas line prices. The expenses which attributed to the increase in cost of goods sold for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, included:

Cost of Goods Sold Expense	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017	Increase / (Decrease)	Percentage Change
Cost of decking	$39,772	$56,477	$(16,705)	(29.6)%
Plaster used in the construction of pools	$30,142	$41,134	$(10,992)	(26.7)%
Gunite used in the construction of pools	$65,550	$50,563	$14,987	29.6%
Pool equipment used to filter and circulate the water used in our pools	$68,823	$50,640	$18,183	35.9%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	$62,260	$44,007	$18,253	41.5%
Excavation and steel expenses	$65,681	$70,859	$(5,178)	(7.3)%
Other, including labor	$106,435	$77,547	$28,888	37.3%
Total	$438,663	$391,227	$47,436	12.1%

Cost of goods sold represent our pool construction costs, including raw materials, outsourced labor, installed equipment, tile and coping expenses, excavation costs and permit expenses. We anticipate our cost of goods sold increasing in approximate proportion to increases in revenue and decreasing in approximate proportion to decreases in revenue, moving forward, as our cost of goods sold are factored into the price we charge for our pools and represent the cost of pool construction, the majority of which is not fixed and varies depending on the total number of pools and construction projects we complete during each period and the size and complexity of such projects. Labor costs associated with the cost of labor used in construction of pools increased due to the increased cost of plumbing and electrical services.

We had a gross margin of $216,123 for the six months ended June 30, 2018, compared to a gross margin of $195,775 for the six months ended June 30, 2017, an increase of $20,348 or 10% from the prior period due to the reasons described above. Gross margin as a percentage of revenue remained the same at 33% for both the six months ended June 30, 2018 and 2017.

We had operating expenses consisting solely of general and administrative expenses of $182,045 for the six months ended June 30, 2018, compared to operating expenses consisting solely of general and administrative expenses of $250,725 for the six months ended June 30, 2017. Operating expenses decreased due to decreased payroll, decreased legal and accounting expenditures. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $20 for the six months ended June 30, 2018, compared to interest income of $3 for the six months ended June 30, 2017. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $387 and $579, for the six months ended June 30, 2018 and 2017, respectively, due to interest paid in connection with the purchase of a truck used in our business, as described in greater detail under “Liquidity and Capital Resources” below.

We had net income of $33,711 for the six months ended June 30, 2018, compared to a net loss of $55,526 for the six months ended June 30, 2017, an increase in net income of $89,237, mainly due to the decrease in general and administrative expenses and the increase in revenues, offset by the increase in cost of goods sold, each as described above.

Liquidity and Capital Resources

We had total assets of $185,644 as of June 30, 2018, consisting of total current assets of $168,142, which included cash of $154,921, accounts receivable of $909, federal income tax receivable of $10,000, and earnings in excess of billings and estimated earnings on uncompleted contracts of $2,312 and equipment, net of depreciation of $17,502. Federal income tax receivable relates to a $10,000 payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the year ended December 31, 2016 and the Company currently estimates that it will not owe regular federal income tax for the years ended December 31, 2017 and 2018 and has recorded the payment as an asset as of June 30, 2018.

We had total liabilities of $188,826 as of June 30, 2018, which included total current liabilities of $178,541, consisting of accounts payable and accrued liabilities of $91,845, billings in excess of costs and estimated earnings on uncompleted jobs of $75,834, current portion of long-term note payable of $5,862 and $5,000 of related party advances relating to amounts advanced to the Company by Michael Chavez, the Company’s former Chief Executive Officer, which amount is due on demand, unsecured and has no stated interest rate, and long-term liabilities consisting of long-term note payable of $10,285, representing amounts owed in connection with the purchase of a truck used in our business.

We had a working capital deficit of $10,399 as of June 30, 2018, compared to a working capital deficit of $44,534 as of December 31, 2017.

We had $139,506 of net cash provided by operating activities for the three months ended June 30, 2018, which was mainly due to net income of $33,711, $12,766 of increase in costs in excess of billings, $39,373 of increase in billings in excess of costs and estimated earnings on uncompleted contracts, and $50,598 of increase in accounts payable and accrued liabilities.

We had $2,837 of net cash used in financing activities for the three months ended June 30, 2018, which was due to payments on note payable.

As of June 30, 2018, we owed $5,862 in current portion of, and $10,285 of long-term portion of, note payable, in connection with our purchase of a Ford F-150 truck for work purposes. The note payable accrues interest at the rate of 4.35% per annum and requires that we pay $537 per month until February 2021.

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

Backlog

On June 30, 2018, we had approximately $327,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during the remainder of 2018.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our consolidated financial statements for the three and six months ended June 30, 2018, and June 30, 2017.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the consolidated balance sheet. On our construction contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs prior to revenue recognition, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period.

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

Management, consisting of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of June 30, 2018, based on the evaluation of these disclosure controls and procedures, our CEO and CFO has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 13, 2018, under the heading “Item 1A. Risk Factors”, and investors should review the risks provided in the Annual Report, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

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

RELIANT HOLDINGS, INC.

Date: August 10, 2018	By: /s/ Elijah May
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

