Form 10-Q
period 2018-09-30
Reliant Holdings, Inc.
filed 2018-10-25
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes  ☐  No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 14,585,000 shares of common stock are issued and outstanding as of October 23, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$212,398	$18,252
Accounts receivable	3,000	570
Federal income tax receivable	10,000	10,000
Earnings in excess of billings and estimated earnings on uncompleted contracts	—	15,088
Total current assets	225,398	43,910

Equipment, net of accumulated depreciation of $19,118 and $14,037 September 30, 2018 and December 31, 2017, respectively	15,808	20,889
Total Assets	$241,206	$64,799

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$56,314	$41,247
Billings in excess of costs and estimated earnings on uncompleted contracts	102,760	36,461
Current portion of note payable	5,926	5,736
Due to related party	5,000	5,000

Total current liabilities	170,000	88,444

Long-term note payable, net of current portion	8,780	13,248

Total Liabilities	178,780	101,692

Commitments

Stockholders' Equity (Deficit)
Common stock, 70,000,000 shares authorized, $0.001 par value, 14,585,000 issued and outstanding as of September 30, 2018 and December 31, 2017	14,585	14,585
Additional paid-in capital	43,365	43,365
Retained earnings (Accumulated deficit)	4,476	(94,843)
Total Stockholders' Equity (Deficit)	62,426	(36,893)
Total Liabilities and Stockholders' Equity (Deficit)	$241,206	$64,799

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$438,977	$245,176	$1,093,763	$832,178
Cost of goods sold	(287,232)	(183,620)	(725,895)	(574,847)
Gross Margin	151,745	61,556	367,868	257,331

Operating Expenses
General and administrative	85,985	106,921	268,030	357,646

Total Operating Expenses	(85,985)	(106,921)	(268,030)	(357,646)

Income (Loss) From Operations	65,760	(45,365)	99,838	(100,315)

Other income / (expense)
Interest income	18	7	39	10
Interest expense	(170)	(162)	(558)	(741)

Total other income (expense)	(152)	(155)	(519)	(731)

Income (Loss) before income taxes	65,608	(45,520)	99,319	(101,046)

Provision for Income Tax	—	—	—	—

Net Income (Loss)	$65,608	$(45,520)	$99,319	$(101,046)

Net Income (Loss) Per Share - Basic and Diluted	$0.00	$(0.00)	$0.01	$(0.01)

Weighted Average Common Shares Outstanding	14,585,000	14,585,000	14,585,000	14,585,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2018	2017
Operating Activities
Net income (loss)	$99,319	$(101,046)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,081	5,081
Accounts receivable, related party converted to compensation	—	13,181
Changes in operating assets and liabilities:
Accounts receivable	(2,430)	6,220
Costs in excess of billings	15,088	357
Billings in excess of costs and estimated earnings on uncompleted contracts	66,299	44,202
Accounts payable and accrued liabilities	15,067	1,674

Net Cash Provided by (Used In) Operating Activities	198,424	(30,331)

Financing Activities
Payments on note payable	(4,278)	(4,096)
Proceeds on related party advances	—	5,000
Net Cash Provided By (Used In) Financing Activities	(4,278)	904

Net change in Cash	194,146	(29,427)
Cash - Beginning of Period	18,252	42,673
Cash - End of Period	$212,398	$13,246

Supplemental Disclosures
Interest paid	$956	$508
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017

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

The consolidated financial statements and related disclosures as of September 30, 2018 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2017 and 2016 included in our Annual Report on Form 10-K, filed with the SEC on April 13, 2018. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

The impact to our results is not material because the analysis of our contracts under the new revenue recognition standard supports the recognition of revenue over time under the cost-to-cost method of our construction contracts, which is consistent with our current revenue recognition model. Our construction contracts will continue to be recognized over time because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and therefore, the customer controls the asset as it is being constructed. Under the new standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs. In addition, the number of performance obligations under the new standard is not materially different from our contract segments under the existing standard. Lastly, the accounting for the estimate of variable consideration is not materially different compared to our current practice.

Note 2. Accounts Receivable

Accounts receivable consisted of the following:

	September 30,	December 31,
	2018	2017
Contract receivables	$3,000	$570
Less: Allowance for doubtful accounts	—	—
	$3,000	$570

The Company recognized bad debt expense of $0 and $0 respectively, during the nine months ended September 30, 2018 and 2017.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	September 30,	December 31,
	2018	2017
Costs on uncompleted contracts	$91,212	$56,032
Estimated earnings	44,925	27,598
	136,137	83,630
Less: Progress billings	(238,897)	(105,003)
	$(102,760)	$(21,373)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	September 30,	December 31,
	2018	2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$15,088
Billings in excess of costs and estimated earnings on uncompleted contracts	(102,760)	(36,461)
	$(102,760)	$(21,373)

Note 4. Concentration of Risk

The Company had gross revenue of $1,093,763 and $832,178 for the nine months ended September 30, 2018 and 2017, respectively. The Company had 3 customers representing more than 10% of gross revenue, and combined 34% of revenue for the nine months ended September 30, 2018.

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

Lease expense was $16,805 and $15,857 for the nine months ended September 30, 2018 and 2017, respectively.

Effective on September 14, 2018, the Company extended its office space lease from October 1, 2018 to September 30, 2019. In connection with the extension, the Company agreed to a rental increase to $1,795 per month.

Note 6. Related Party Transactions

During the year ended December 31, 2017, Mr. Chavez advanced $5,000 to the Company. The advance is due on demand, unsecured and has no stated interest rate.

Note 7. Long Term Debt

	September 30,	December 31,
	2018	2017
Term note with a bank secured by truck, payable in monthly installments of $537, including interest at 4.35% through February 11, 2021	$14,706	$18,985
Total long-term debt	14,706	18,985
Less: current portion	(5,926)	(5,736)
Long-term debt net of current portion	$8,780	$13,248

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

Plan of Operations

We had working capital of $55,398 as of September 30, 2018. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months. We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments, notes payable and advances from our shareholders, including Michael Chavez, our former CEO and director and one of our largest shareholders. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

We had revenue of $438,977 for the three months ended September 30, 2018, compared to revenue of $245,176 for the three months ended September 30, 2017, an increase of $193,801 or 79% from the prior period. Revenue increased mainly due to larger pools being completed during the current period compared to the prior period. We completed 6 pools during the three months ended September 30, 2018 compared to completing 3 pools during the three months ended September 30, 2017.  We recognize revenue based on the percentage that a job is complete rather than upon completion. As such total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $287,232 for the three months ended September 30, 2018, compared to cost of goods sold of $183,620 for the three months ended September 30, 2017, an increase of $103,612 or 56% from the prior period, mainly due to the increase in revenues.

Cost of goods sold increased mainly the number of pools completed combined with the increase in steel cost. The expenses which attributed to the increase in cost of goods sold for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, included:

Cost of Goods Sold Expense	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Increase / (Decrease)	Percentage Change
Cost of decking	$35,239	$36,717	$(1,478)	(4.0%)
Plaster used in the construction of pools	34,719	—	34,719	100.0%
Gunite used in the construction of pools	31,494	10,258	21,236	207.0%
Pool equipment used to filter and circulate the water used in our pools	46,378	32,799	13,579	41.4%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	54,014	32,747	21,267	64.9%
Excavation and steel expenses	48,335	19,555	28,780	147.2%
Other, including labor	37,053	51,544	(14,490)	(28.1%)
Total	$287,232	$183,620	$103,613	56.4%

Cost of goods sold represent our pool construction costs, including raw materials, outsourced labor, installed equipment, tile and coping expenses, excavation costs and permit expenses. We anticipate our cost of goods sold increasing in approximate proportion to increases in revenue and decreasing in approximate proportion to decreases in revenue, moving forward, as our cost of goods sold are factored into the price we charge for our pools and represent the cost of pool construction, the majority of which is not fixed and varies depending on the total number of pools and construction projects we complete during each period and the size and complexity of such projects. Labor costs associated with the cost of labor used in construction of pools decreased due to the general timing of plumbing and electrical services.

We had a gross margin of $151,745 for the three months ended September 30, 2018, compared to a gross margin of $61,556 for the three months ended September 30, 2017, an increase of $90,189 or 147% from the prior period due to the reasons described above. Gross margin as a percentage of revenue increased to 35% for the three months ended September 30, 2018, compared to 25% for the three months ended September 30, 2017. The increase in gross margin as a percentage of revenue was mainly due to the sale of more complex pools which result in an improved gross margin.

We had operating expenses consisting solely of general and administrative expenses of $85,985 for the three months ended September 30, 2018, compared to operating expenses consisting solely of general and administrative expenses of $106,921 for the three months ended September 30, 2017. Operating expenses decreased due to decreased legal and accounting expenditures. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $18 for the three months ended September 30, 2018, compared to interest income of $7 for the three months ended September 30, 2017. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $170 and $162, for the three months ended September 30, 2018 and 2017, respectively, due to interest paid in connection with the purchase of a truck used in our business, as described in greater detail under “Liquidity and Capital Resources” below.

We had net income of $65,608 for the three months ended September 30, 2018, compared to a net loss of $45,520 for the three months ended September 30, 2017, an increase of $111,128, mainly due to the decrease in general and administrative expenses and the increase in revenues, offset by the increase in cost of goods sold, each as described above.

For the Nine months Ended September 30, 2018 Compared to the Nine months Ended September 30, 2017

We had revenue of $1,093,763 for the nine months ended September 30, 2018, compared to revenue of $832,178 for the nine months ended September 30, 2017, an increase of $261,585 or 31% from the prior period. Revenue increased mainly due to larger pools being completed during the current period compared to the prior period. We completed 12 pools (1 additional pool was substantially complete) during the nine months ended September 30, 2018 compared to completing 11 pools during the nine months ended September 30, 2017.  We recognize revenue based on the percentage that a job is complete rather than upon completion. As such total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $725,895 for the nine months ended September 30, 2018, compared to cost of goods sold of $574,847 for the nine months ended September 30, 2017, an increase of $151,048 or 26% from the prior period.

Cost of goods sold increased mainly due to the overall increase in pool count and complexity of the projects during the current period compared to the prior period. The expenses which attributed to the increase in cost of goods sold for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, included:

Cost of Goods Sold Expense	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017	Increase / (Decrease)	Percentage Change
Cost of decking	$75,011	$93,194	$(18,183)	(19.5%)
Plaster used in the construction of pools	64,861	59,209	5,652	9.5%
Gunite used in the construction of pools	97,044	60,821	36,223	59.6%
Pool equipment used to filter and circulate the water used in our pools	115,201	83,439	31,762	38.1
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	116,274	76,754	39,520	51.5%
Excavation and steel expenses	114,016	92,969	21,047	22.6%
Other, including labor	143,488	108,461	35,027	32.3%
Total	$725,895	$574,847	$151,048	26.3%

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

We had a gross margin of $367,868 for the nine months ended September 30, 2018, compared to a gross margin of $257,331 for the nine months ended September 30, 2017, an increase of $110,537 or 43% from the prior period due to the reasons described above. Gross margin as a percentage of revenue increased from 31% for the nine months ended September 30, 2017, to 34% for the nine months ended September 30, 2018, mainly due to higher margin projects completed in the current year.

We had operating expenses consisting solely of general and administrative expenses of $268,030 for the nine months ended September 30, 2018, compared to operating expenses consisting solely of general and administrative expenses of $357,646 for the nine months ended September 30, 2017. Operating expenses decreased due to decreased payroll.  General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $39 for the nine months ended September 30, 2018, compared to interest income of $10 for the nine months ended September 30, 2017. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $558 and $741, for the nine months ended September 30, 2018 and 2017, respectively, due to interest paid in connection with the purchase of a truck used in our business, as described in greater detail under “Liquidity and Capital Resources” below.

We had net income of $99,319 for the nine months ended September 30, 2018, compared to a net loss of $101,046 for the nine months ended September 30, 2017, an increase in net income of $200,365, mainly due to the decrease in general and administrative expenses and the increase in revenues, offset by the increase in cost of goods sold, each as described above.

Liquidity and Capital Resources

We had total assets of $241,206 as of September 30, 2018, consisting of total current assets of $225,398, which included cash of $212,398, accounts receivable of $3,000, federal income tax receivable of $10,000, and equipment, net of accumulated depreciation of $15,808. Federal income tax receivable relates to a $10,000 payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the years ended December 31, 2017 and 2016 and the Company currently estimates that it will not owe regular federal income tax for the year ended December  31, 2018 and has recorded the payment as an asset as of September 30, 2018.

We had total liabilities of $178,780 as of September 30, 2018, which included total current liabilities of $170,000, consisting of accounts payable and accrued liabilities of $56,314, billings in excess of costs and estimated earnings on uncompleted jobs of $102,760, current portion of long-term note payable of $5,926 and $5,000 of related party advances relating to amounts advanced to the Company by Michael Chavez, the Company’s former Chief Executive Officer, which amount is due on demand, unsecured and has no stated interest rate, and long-term liabilities consisting of long-term note payable of $8,780, representing amounts owed in connection with the purchase of a truck used in our business.

We had working capital of $55,398 as of September 30, 2018, compared to a working capital deficit of $44,534 as of December 31, 2017.

We had $198,424 of net cash provided by operating activities for the nine months ended September 30, 2018, which was mainly due to net income of $99,319, $15,088 of increase in costs in excess of billings, $66,299 of increase in billings in excess of costs and estimated earnings on uncompleted contracts, and $15,067 of increase in accounts payable and accrued liabilities.

We had $4,278 of net cash used in financing activities for the nine months ended September 30, 2018, which was due to payments on note payable.

As of September 30, 2018, we owed $5,926 in current portion of, and $8,780 of long-term portion of, note payable, in connection with our purchase of a Ford F-150 truck for work purposes. The note payable accrues interest at the rate of 4.35% per annum and requires that we pay $537 per month until February 2021.

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

Backlog

On September 30, 2018, we had approximately $560,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during the remainder of 2018.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our consolidated financial statements for the three and nine months ended September 30, 2018, and September 30, 2017.

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

Accounts Receivable and Allowances. The Company does not charge interest to its customers and carries its customers’ receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contract and acceptance by the customer, or earlier as provided by the contract. Based on the Company’s experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year.

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

Management, consisting of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of September 30, 2018, based on the evaluation of these disclosure controls and procedures, our CEO and CFO has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 13, 2018, under the heading “Item 1A. Risk Factors”, except as provided below, and investors should review the risks provided in the Annual Report and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

If our common stock is not approved for quotation on the OTC Pink Market, OTCQB, a national securities exchange or the Nasdaq trading market, it could make it difficult to sell shares of our common stock and/or cause the value of our common stock to decline in value.

We previously engaged a market maker and filed a Form 15c2-11 with the Financial Industry Regulatory Authority (“FINRA”) which filing was withdrawn. We engaged a new market maker who recently submitted the Form 15c2-11 with FINRA. We have yet to clear FINRA comments or obtain a trading symbol on the OTC Pink Market, OTCQB, the national securities exchange or the NASDAQ trading market. Assuming we clear FINRA comments, we anticipate receiving a trading symbol and having our shares of common stock quoted on the OTCQB (our preferred market). In the event our Form 15c2-11 is not approved by FINRA, we may be unable to have our common stock quoted or listed publicly, which could make it more difficult for our then stockholders to sell shares of common stock which they own. As a result, the value of our common stock will likely be less than it would otherwise due to the difficulty stockholders will have in selling their shares. If we are unable to obtain clearance to quote our securities on the OTC Pink Market, OTCQB, a national securities exchange or the NASDAQ trading market, it may be difficult for us to raise capital and we could be forced to curtail or abandon our business operations and/or SEC filings, and as a result, the value of our common stock could become worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Effective on September 14, 2018, the Company extended its office space lease from October 1, 2018 to September 30, 2019. In connection with the extension, the Company agreed to a rental increase to $1,795 per month.

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

RELIANT HOLDINGS, INC.

Date: October 25, 2018	By: /s/ Elijah May
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