Form 10-K
period 2018-12-31
Reliant Holdings, Inc.
filed 2019-04-01
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to______________

000-56012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth ☑

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

As of April 1, 2019, there were 14,585,000 shares of common stock issued and outstanding.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is www.reliantholdingsinc.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Organizational History

We were formed as a Nevada corporation on May 19, 2014.

On May 23, 2014, we, along with Reliant Pools, Inc. (“Reliant Pools”) and the stockholders of Reliant Pools, entered into an Agreement for the Exchange of Common Stock (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the stockholders of Reliant Pools exchanged 2.1 million shares of common stock, representing 100% of the outstanding common stock of Reliant Pools, for 2.1 million shares of our common stock (the “Exchange”). As a result of the Exchange, Reliant Pools became our wholly-owned subsidiary. The President of Reliant Pools, and its largest stockholder at the time of the Exchange was Michael Chavez, our then President, then Chief Executive Officer and then sole director. The following shares of restricted common stock were issued in connection with the Exchange: 900,000 shares of common stock to Michael Chavez, our then President, then Chief Executive Officer and then sole director; 750,000 shares of common stock to Elijah May, our current Chief Executive Officer and sole director; and 450,000 shares of common stock to Becky Spohn, our former Controller.

Reliant Pools was originally formed as a Texas General Partnership (Reliant Pools, G.P.) in September 2013, and was owned by Mr. Chavez, Mr. May, Ms. Spohn, and a third party, who subsequently was unable to perform the services required for him to vest his interest, which interest was subsequently terminated, leaving Mr. Chavez, Mr. May and Ms. Spohn as the sole owners of Reliant Pools, G.P. In May 2014, Reliant Pools, G.P. was converted from a Texas General Partnership to a Nevada corporation, Reliant Pools, Inc., with the same ownership as described above at the time of the Exchange. On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder.

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

Competitive Strengths

We believe we have a strong competitive position in the custom pool construction industry in Austin, Texas, due to, among other things:

●	Industry Expertise. We believe our employees and subcontractors are among the most skilled and experienced in the region. With over 40 years of industry experience (combined experience of the management, plan designers, and the construction personnel and subcontractors), we are dedicated to customer satisfaction from the moment we contract with a customer to the day each project is completed.

●	Reputation and Name Recognition. Our name recognition, reputation and quality of workmanship has resulted in referral business and established relationships with home builders who refer us prospective customers from time-to-time.

●	Innovative Sales and Marketing Approach. Our experienced sales designers provide us with significant advantages over competitors that have less qualified sales personnel and/or utilize less sophisticated sales methods.

●	Customer Satisfaction. Customer satisfaction is a key component of our marketing strategy which is based upon referral business. We use only top quality materials and equipment.

Growth Strategy

We believe that our competitive strengths provide a platform for expansion. Our growth strategy includes the following components:

●	Pursue Pool Cleaning and Maintenance. We plan on expanding our operations into pool cleaning and maintenance by acquisition as well as starting a custom homes division, funding permitting.

●	Pursue Vertical Business Opportunities. We also plan on expanding our revenue centers by either acquiring or developing vertical businesses that complement the pool building business.

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

Dependence on a Limited Number of Customers

The Company had gross revenue of $1,506,830 and $1,178,054 for the years ended December 31, 2018 and 2017, respectively. The Company had no customers representing approximately 10% of gross revenues for the year ended December 31, 2018 and had two customers representing more than 10% of gross revenue, and a combined 23% of revenue for the year ended December 31, 2017.

Other than through occasional referrals from such entities, we do not have any agreements or relationships in place with home builders.

Our Industry

We believe that the swimming pool industry is relatively young, with room for continued growth. According to Aqua Magazine, there are approximately 25 million households in the United States that have the right kind of home (i.e., don’t have an above ground pool and don’t live in an apartment or other multi-family housing), who meet all of the criteria for the purchase of a pool and don’t already own one. We also believe that significant growth opportunities exist with pool remodel activities due to the aging of the installed base of swimming pools, technological advancements and the development of energy-efficient products.

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

Certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP) affect our industry. We believe that over the long term, housing turnover and single-family home value appreciation may correlate with demand for new pool construction, with higher rates of home turnover and appreciation having a positive impact on new pool starts over time. We also believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new swimming pools. Similar to other discretionary purchases, replacement and refurbishment activities are more heavily impacted by economic factors such as consumer confidence, GDP and employment.

Planned Swimming Pool Maintenance Services

In the future we plan to offer swimming pool maintenance operations including the following services:

Skimming –	The first step in any pool maintenance routine is skimming. A skimmer is a fine mesh net attached to a long pole. It is used to remove floating debris such as leaves and drowned insects. If left untended, debris may clog filters and/or sink to the bottom of the pool where it can leave unsightly stains. Skimming is recommended on a daily basis or as the need arises.

Vacuuming –	Even with routine skimming, fine particles like dust and dirt eventually sink and settle to the bottom of a pool. There are two kinds of pool vacuums: automatic and manual. Automatic vacuums run along the bottom of the pool and generate suction in random patterns; manual vacuums attach to a long pole that allows you to steer the suction yourself. Vacuuming is recommended at least once per week. The average pool requires 30 minutes of vacuuming.

Brushing –	Brushing keeps the walls of a pool clean. It is recommended that pools are brushed once a week before vacuuming.

Cleaning Filters –	Filters come in three types: sand, cartridge and diatomaceous earth (DE). Each type has unique cleaning requirements. Sand filters must be “backwashed” and treated with a special sand-cleaning chemical. Cartridge filters are removed and sprayed with a garden hose. DE filters are backwashed like sand filters, but more DE must be added. Filters typically need to be changed once every nine to twelve months.

Pool Heater Maintenance –	The typical pool heater can go at least a few years before it needs servicing. Sometimes, calcium and other minerals build up in the heater’s tubes, restricting its operation. When this happens, it is necessary to disassemble and repair the heater.

Water Level –	A pool can lose water through natural evaporation and from people splashing and getting in and out of the pool. Water levels should not be allowed to fall below the intake tubes for the skimmer basket as it can ruin the pool pump. If the water is low, it is necessary to fill the pool, which is done by turning a manual fill value, using a garden hose or automatically if the pool supports automatic fills.

Maintaining pH –	pH is a measure of how acidic/basic water is. A certain level of acidity must be maintained in a pool. A pH level of 7 is considered ideal; less than 7 is considered too acidic. Acidic water can damage a pool liner, pool equipment and even human skin. Water that is too alkaline can clog filters and cloud the water — and it can cause swimmers eyes and nose to burn and cause dry and itchy skin. pH typically needs to be checked once a week.

Shocking the Pool –	Over time, organic contaminants such as ammonia and nitrogen can build up in a pool. These contaminants interact with the pool’s chlorine to form chloramines (a combination of chlorine and ammonia), which create a chlorine-like odor that is in a pool. Adding more chlorine can remedy this situation. This is known as “shocking” the pool. Some pool owners shock their pools as frequently as once a week; others go longer.

Winterizing –	Winterizing (required in climates which experience winter weather below freezing) entails removing water from a pool’s plumbing with an air compressor and draining as much water as possible from the filter and the heater, disconnecting the heater, the pump and any chemical feeders, then giving the pool a good cleaning and finally, shocking the pool and covering it to prevent debris from getting in the pool.

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

Advertising and Marketing

We estimate that currently 30% of our customers come from word of mouth referrals from prior clients (for which we do not pay any referral fees or other compensation) and that 60% of our current clients locate us through Google adwords searches (for which we pay fees based on the click through rate of potential customers and our placement in rankings of key google word search terms which we update from time-to-time), with 10% of our customers finding us through Yelp (which we pay nominal fees for advertising on a month-to-month basis in connection with), provided that historically the majority of our customers to date have come from word of mouth referrals. Total advertising and marketing expenses for the year ended December 31, 2018 was $14,418 and for the year ended December 31, 2017 was $13,088.

Employees

We currently have four employees which we employ on a full-time basis. No employees are covered by collective bargaining agreements. We believe we have satisfactory relations with our employees.

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

In Austin, Texas, we are required to obtain building permits for each pool we construct, based on our submitted plans for such pools. We are also required to abide by certain pool construction guidelines, which require among other things, that each pool is enclosed by a fence at least four feet high, with self-closing and self-latching gates. Additionally, all pools and spas we construct are subject to the Virginia Graeme Baker Pool & Spa Safety Act (P&SS Act) which was enacted by Congress and signed into law by President George W. Bush on December 19, 2007. Designed to prevent the tragic and hidden hazard of drain entrapments and eviscerations in pools and spas, the law became effective on December 19, 2008. The P&SS Act requires, among other things, that all pools and spas be equipped with drain covers that (a) have mechanical devices which let air in to ease the vacuum created when an entrapment or blockage is sensed by the drain cover; (b) have electro-mechanical devices that shut off pumps when a blockage/entrapment is sensed; or (c) include pumps or motors with built-in software that shuts off pumps when a blockage/entrapment is sensed.

Notwithstanding the above, our current costs associated with compliance with environmental laws (Federal, state and local) are currently minimal and because we don’t own any of the properties on which we construct our pools and spas, we don’t bear the direct costs or liability associated with compliance with environmental laws on such properties. Additionally, we currently build in the costs of permitting and compliance with building codes into all of our projects, provided that if such costs increase in the future, customers may be unwilling to pay such costs, and it could result in a decrease in demand for our services or our margins.

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

Other Items of the JOBS Act. The JOBS Act also provides that an “emerging growth company” can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The JOBS Act also permits research reports by a broker or dealer about an “emerging growth company” regardless of whether such report provides sufficient information for an investment decision. In addition the JOBS Act precludes the SEC and Financial Industry Regulatory Authority (“FINRA”) from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of research reports on the “emerging growth company’s” initial public offerings (IPOs).

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

Material Events

Effective on November 3, 2017, Michael Chavez, who until the date of his resignation, as described below, was the sole director, Chief Executive Officer and President of the Company, entered into a Voting Agreement with Elijah May, our then Chief Operating Officer (COO), and subsequent to the appointments described below, our sole director, Chief Executive Officer and President as well as our COO (the “Voting Agreement”), resulting in a change in control of the Company.

Pursuant to the Voting Agreement, Mr. Chavez provided complete authority to Mr. May to vote the 4,000,000 shares of common stock which Mr. Chavez then held (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of stockholders of the Company and via any written consents. Those 4,000,000 shares represent 27.4% of the Company’s common stock and together with the 4,500,000 shares held by Mr. May prior to the parties’ entry into the Voting Agreement, constitute 58.3% of the Company’s total outstanding shares of common stock. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. Due to the Voting Agreement, Mr. May holds voting control over the Company due to his ability to vote 58.3% of the Company’s total outstanding shares of voting stock.

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

On November 7, 2017, Julie Hale, Don Maler, Marsha Hash, Joel Hefner, and River North Equity, LLC, each stockholders of the Company (collectively, the “Original Lock-Up Stockholders”), entered into a Lock-Up Agreement with the Company, whereby each Original Lock-Up Stockholder agreed that until November 7, 2018, he, she or it would not, directly or indirectly Transfer any of the shares that he, she or it owns (the “Shares”), except that the Original Lock-Up Stockholder could Transfer not more than 25,000 (as adjusted for any stock split, recapitalization or combination) of the Shares in any ninety (90) day period, subject to certain exceptions described in the agreement. “Transfer” means the offer for sale, sale, pledge, hypothecation, transfer, assignment or other disposition of (or to enter into any transaction or device that is designed to, or could be expected to, result in the sale, pledge, hypothecation, transfer, assignment or other disposition at any time) (including, without limitation, by operation of law), or the entry into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of the Shares, whether any such transaction is to be settled by delivery of Shares or other securities, in cash or otherwise.

On December 3, 2018, the Original Lock-Up Stockholders entered into a Second Amendment to Lock-Up Agreement with the Company, dated December 3, 2018, and effective November 7, 2017 (the “Amended Lock-Up Agreement”), which amended the November 7, 2017 Lock-Up Agreement, as amended by the First Amendment to Lock-Up Agreement dated December 5, 2017 and effective November 7, 2017 (collectively, as amended, the “Original Lock-Up Agreement”); and (b) Robert Taylor and Alex Van De Walle, each stockholders of the Company (collectively, the “New Lock-Up Stockholders” and collectively with the Original Lock-Up Stockholders, the “Stockholders”) entered into a Lock-Up Agreement with the Company (the “New Lock-Up Agreement” and together with the Original Lock-Up Agreement, as amended, the “Lock-Ups”), whereby each Stockholder agreed that he, she or it will not, directly or indirectly Transfer of any of the shares that he, she or it owns (the “Shares”) until December 31, 2019, except that each Stockholder may Transfer not more than 25,000 of the Shares (as adjusted for any stock split, recapitalization or combination) in any ninety (90) day period, subject to certain exceptions described in the Lock-Ups, which transfers are non-cumulative and don’t carry over from one period to the next.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business Operations and Our Industry:

We may require additional financing, and we may not be able to raise funds on favorable terms or at all.

We had working capital of $44,527 as of December 31, 2018. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months, but may require additional funding in the future to support our operations and/or may seek to raise additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable.

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

There is no significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. We had net income of $88,278 for the year ended December 31, 2018 and a net loss of $33,264 for the year ended December 31, 2017. We may not generate profitable operations in the future to ensure our continuation.

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

Although we hope to reduce the seasonality of our sales over time by expanding our presence through acquisitions and expansion in other areas in the State of Texas (e.g., Houston, San Antonio, and Dallas/Fort Worth), at present our business remains highly seasonal and subject to the weather in the greater Austin, Texas area. Historically, approximately 57% of our net sales have been generated in the second and third quarters of the year. These quarters represent the peak months of both swimming pool use, installation, remodeling, repair and maintenance. Moreover, we typically incur net losses during the first quarter of the year. Unseasonably cold weather or extraordinary amounts of rainfall during the peak sales season can significantly reduce pool purchases and disrupt installation schedules, thereby adversely affecting sales and operating revenues. Our business is significantly affected by weather patterns. For example, unseasonably late warming trends can decrease the length of the pool season, and unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season may decrease swimming pool use, resulting in lower maintenance needs and decreased sales.

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

The Company had gross revenue of $1,506,830 and $1,178,054 for the years ended December 31, 2018 and 2017, respectively. The Company had no customers representing approximately 10% of gross revenues for the year ended December 31, 2018 and had two customers representing more than 10% of gross revenue, and a combined 23% of revenue for the year ended December 31, 2017 and no customers representing approximately 10% of gross revenues for the year ended December 31, 2016.

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

Due to the nature of our business operations, we may become party to various lawsuits and claims which arise in the ordinary course of our business. These may include, but are not limited to, claims for personal injuries, product liability and personal property damage caused by our actions or actions that we fail to take, the actions or inactions of subcontractors we hire from time to time, products we install, our construction activities, or the actions of third parties which take place at our job sites. Although specific allegations may differ, we believe the majority of the lawsuits and claims we may face in the future will likely involve claims that we failed to construct pools and spas in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or will relate to personal injuries. As of the date of the filing we are subject to two lawsuits, see “Item 3. Legal Proceedings”, below. We may also file lawsuits in certain cases pursuant to which we may seek contribution from our subcontractors and third parties for any damages and costs. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. Any resources that we, our management or employees are forced to expend in the future, defending or prosecuting lawsuits, including, but not limited to legal fees and expenses, time spent away from our business activities and customers, and damages and other liabilities we are forced to pay in any lawsuits, could have a material adverse effect on our results of operations, could force us to curtail our business operations or if material enough, could force us to seek bankruptcy protection in the future, which could cause the value of any investment in the Company to decline to zero.

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

We incur ongoing costs and expenses for SEC reporting and compliance and without sufficient revenues we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

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

We may face negative perceptions and potential adverse negative effects, related to past and pending actions involving our former officer, director and significant stockholder.

During the first quarter of fiscal 2017, we learned that Michael Chavez, our then President and then sole director, and current significant stockholder, was barred from association with any FINRA member in any capability. Mr. Chavez similarly became aware of the FINRA bar at the same time, previously believing that FINRA had agreed that he would terminate his FINRA license and settle certain outstanding claims raised by FINRA without any other penalties or permanent bar. Separately, on March 11, 2019, the SEC charged Mr. Chavez, along with various other parties, with perpetrating an alleged multi-million dollar stock distribution and market manipulation scheme involving two microcap companies (SEC v. River North Equity LLC, Civil Action No. 1:19-cv-01711 (N.D. Ill. Filed March 11, 2019)). The complaint charges Mr. Chavez with violating the broker-dealer registration provisions of Section 15(a) of the Exchange Act and seeks equitable and monetary relief. Our company and our securities (including our stock prices, liquidity and the overall market for our securities) could be subject to, and negatively affected by, actual issues caused by Mr. Chavez’s FINRA bar, pending SEC action, or the result of such SEC action, and/or perceptions in connection therewith, and Mr. Chavez’s relation to, ownership of, and past history with, the Company. Furthermore, such past and pending actions could negatively affect the ability of the Company to obtain, or prevent the Company from obtaining, FINRA approval to quote our common stock on the OTCQB market, or obtain FINRA approval for future corporate actions. Such past and pending actions, and the outcome thereof, may also have further negative effects on the Company, its securities, its ability to raise funding in the future, its ability to sell securities in the future, the prices at which it may be able to sell securities, the value of its securities, the investment banking firms, consultants, service providers, and potential officer and director candidates, willing to work with and for, the Company in the future, and other matters, all of which may have a negative effect on the value of the Company’s securities.

Separately, as Mr. Chavez is a greater than 20% stockholder of the Company, we are required to disclose Mr. Chavez’s FINRA bar, and may in the future be required to disclose any final orders issued by the SEC in connection with the pending SEC action, in any offering we undertake in the future (as long as Mr. Chavez continues to own over 20% of our securities), to potential purchasers in any Rule 506 or Regulation D offering under the Securities Act that we may undertake in the future. Such disclosure(s) may negatively impact potential investor’s willingness to invest in the Company and/or make it harder for the Company to raise funding or sell securities in the future.

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

There is currently no market for our common stock and a market may not develop in the future. We are currently in the process of applying, through a market maker, with FINRA, for approval to quote our common stock on the OTCQB Market. If for any reason our common stock is not quoted on the OTCQB or a public trading market does not otherwise develop, stockholders may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

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

As Mr. Chavez’s FINRA bar constituted a disqualifying event under Rule 506(d), the Company was required to furnish to each purchaser of securities of the Company, a reasonable time prior to sale, a description in writing of such event. The Company did not do that, because as described above, the Company and Mr. Chavez only became aware of the FINRA bar subsequent to the close of the offering. Notwithstanding the fact that the Company was not aware of Mr. Chavez’s FINRA bar, the Company determined that such failure to provide such information may prohibit the Company from relying on a Rule 506 exemption for prior issuances and sales of shares. We believe that all such transactions still complied with, and were exempt from registration under Section 4(a)(2) of the Securities Act, and as a result, management determined that the Company would offer rescission to all of its stockholders in April 2017. In connection therewith, in April 2017, we offered every stockholder of our common stock the right to rescind their previous purchases and acquisitions and to receive, in exchange for any shares relinquished to us, a payment equal to their original purchase price or consideration provided, plus interest at the applicable statutory rate in the state in which they reside. The rescission offer expired at 5:00 pm (CST) on April 29, 2017. None of our stockholders opted to rescind their prior purchase/acquisitions in connection with the rescission offer.

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

In order to have our common stock quoted on the OTCQB, a national securities exchange or the Nasdaq trading market, we will need to engage a market maker, who will file a Form 15c2-11 with FINRA, which Form 15c2-11 has been filed to date; and clear FINRA comments to obtain a trading symbol on the OTCQB, the national securities exchange or the NASDAQ trading market, which comments we have not cleared to date. In the event we clear FINRA comments in the future, we anticipate receiving a trading symbol and having our shares of common stock quoted on the OTCQB in approximately one (1) to two (2) months. In the event our Form 15c2-11 is not approved by FINRA, we may be unable to have our common stock quoted or listed publicly, which could make it more difficult or impossible for our then stockholders to sell shares of common stock which they own. As a result, the value of our common stock will likely be less than it would otherwise due to the difficulty stockholders will have in selling their shares. If we are unable to obtain clearance to quote our securities on the OTCQB, a national securities exchange or the NASDAQ trading market, it may be difficult for us to raise capital and we could be forced to curtail or abandon our business operations, and as a result, the value of our common stock could become worthless.

Sales of our common stock under Rule 144 could reduce the price of our stock.

As of the date of this Report, we have 3,585,000 shares of our common stock held by non-affiliates (all of which shares have been registered under the Securities Act) and 11,000,000 shares held by affiliates which Rule 144 of the Securities Act defines as “restricted securities.” A total of 3,585,000 shares of common stock which we registered on our Form S-1 registration statement are currently available for immediate sale, subject to the terms of various lock-up agreements entered into with certain of our stockholders, as described in greater detail above under “Item 1. Business” – “Material Events”, provided that no public market currently exists for our common stock. All of the restricted shares outstanding are available for sale under Rule 144, although shares held by affiliates are subject to restrictions relating to the amount that may be sold in any 90 day period and manner in which such sales may be made, among other limitations. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

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

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding, except as set forth below. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, except as set forth below.

On October 19, 2018, a former client, Paul T. Denucci filed an Original Petition naming the Company, Elijah May, our sole officer and director and Michael Chavez, our prior Chief Executive Officer and former sole director, as defendants. The Original Petition was originally filed in Williamson County, Texas, provided the proceeding was subsequently moved to the County Court of Travis County, Texas (County Court 2 – Cause No. C-1-CV-18-011465). The Original Petition alleged breach of contract and alleged defects in the pool which the Company built on Mr. Denucci’s behalf. The Original Petition seeks damages in an amount sufficient to allow Mr. Denucci to repair the alleged defects in the pool. We deny Mr. Denucci’s claims and intend to vigorously defend ourselves and our current and former officers against such claims. We are currently in the process of drafting responses to the allegations in the Original Petition.

On December 21, 2018, a former client, Brian Moats filed an Original Petition naming Reliant Pools as a defendant in a suit filed in the County Court at Law No. 2 for Travis County, Texas (Cause No. C-1-CV-18-012062). The suit alleges that the Company failed to install a French drain under the pool as required by the terms of the contract, alleges causes of action of breach of express warranty and breach of contract and seeks damages of between $100,000 and $200,000. We deny Mr. Moats’ claims and intend to vigorously defend ourselves against such claims.

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

No established public trading market exists for our common stock and our common stock has never been quoted on any market or exchange. There is not currently any common stock that is being, or has been proposed to be, publicly offered. We are currently in the process of applying, through a market maker, with FINRA, for approval to quote our common stock on the OTCQB Market. There may not be a market for our securities in the future. If in the future a market does exist for our securities, it is likely to be highly illiquid and sporadic.

Holders of Our Common Stock and Preferred Stock

As of April 1, 2019, we had 14,585,000 shares of common stock outstanding, held by 42 stockholders of record, no shares of Preferred Stock issued or outstanding.

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

Plan of Operations

We had working capital of $44,527 as of December 31, 2018. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months. We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

RESULTS OF OPERATIONS

For the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

We had revenue of $1,506,830 for the year ended December 31, 2018, compared to revenue of $1,178,054 for the year ended December 31, 2017, an increase of $328,776 or 27.9% from the prior period. Revenue increased mainly due to larger pools being completed during the current period compared to the prior period. We completed 14 pools (1 additional pool was substantially complete) during the year ended December 31, 2018 compared to completing 11 pools during the year ended December 31, 2017.  We recognize revenue based on the percentage that a job is complete rather than upon completion. As such total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $1,006,910 for the year ended December 31, 2018, compared to cost of goods sold of $764,697 for the year ended December 31, 2017, an increase of $242,213 or 31.7% from the prior period.

Cost of goods sold increased mainly due to the overall increase in pool count and complexity of the projects during the current period compared to the prior period. The expenses which attributed to the increase in cost of goods sold for the year ended December 31, 2018, compared to the year ended December 31, 2017, included:

Cost of Goods Sold Expense	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	Increase / (Decrease)	Percentage Change
Cost of decking	$104,396	$107,304	$(2,908)	(3)%
Plaster used in the construction of pools	89,603	78,001	11,602	15%
Gunite used in the construction of pools	138,060	78,817	59,243	75%
Pool equipment used to filter and circulate the water used in our pools	156,801	119,763	37,038	31%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	159,468	110,941	48,527	44%
Excavation and steel expenses	148,350	97,444	50,906	52%
Other, including labor	210,232	172,427	37,805	22%
Total	$1,006,910	$764,697	$242,213	32%

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

We had a gross margin of $499,920 for the year ended December 31, 2018, compared to a gross margin of $413,357 for the year ended December 31, 2017, an increase of $86,563 or 20.9% from the prior period due to the reasons described above. Gross margin as a percentage of revenue decreased from 35% for the year ended December 31, 2017, to 33% for the year ended December 31, 2018, mainly due to higher cost of sales associated with gunite and excavation and steel expenses.

We had operating expenses consisting solely of general and administrative expenses of $410,992 for the year ended December 31, 2018, compared to operating expenses consisting solely of general and administrative expenses of $446,253 for the year ended December 31, 2017. Operating expenses decreased due to decreased payroll. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $62 for the year ended December 31, 2018, compared to interest income of $14 for the year ended December 31, 2017. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $712 and $382, for the years ended December 31, 2018 and 2017, respectively, due to interest paid in connection with the purchase of a truck used in our business, as described in greater detail under “Liquidity and Capital Resources” below.

We had net income of $88,278 for the year ended December 31, 2018, compared to a net loss of $33,264 for the year ended December 31, 2017, an increase in net income of $121,542, mainly due to the decrease in general and administrative expenses and the increase in revenues, offset by the increase in cost of goods sold, each as described above.

Liquidity and Capital Resources

We had total assets of $216,483 as of December 31, 2018, consisting of total current assets of $202,369, which included cash of $181,093, federal income tax receivable of $10,000, $1,500 of prepaid and other current assets, $9,776 of contract assets, and equipment, net of accumulated depreciation of $14,114. Federal income tax receivable relates to a $10,000 payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the years ended December 31, 2017 or 2016 and the Company currently estimates that it will not owe regular federal income tax for the year ended December 31, 2018 and has recorded the payment as an asset as of December 31, 2018.

We had total liabilities of $165,098 as of December 31, 2018, which included total current liabilities of $157,842, consisting of accounts payable and accrued liabilities of $56,859, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $89,991, current portion of long-term note payable of $5,992 and $5,000 of related party advances relating to amounts advanced to the Company by Michael Chavez, the Company’s former Chief Executive Officer, which amount is due on demand, unsecured and has no stated interest rate, and long-term liabilities consisting of long-term note payable of $7,256, representing amounts owed in connection with the purchase of a truck used in our business.

We had working capital of $44,527 as of December 31, 2018, compared to a working capital deficit of $44,534 as of December 31, 2017.

We had $168,577 of net cash provided by operating activities for the year ended December 31, 2018, which was mainly due to net income of $88,278, and $53,530 of contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted contracts.

We had $5,736 of net cash used in financing activities for the year ended December 31, 2018, which was due to payments on note payable.

As of December 31, 2018, we owed $5,992 in current portion of, and $7,256 of long-term portion of, note payable, in connection with our purchase of a Ford F-150 truck for work purposes. The note payable accrues interest at the rate of 4.35% per annum and requires that we pay $537 per month until February 2021.

We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders. Additional financing may not be available on favorable terms, if at all.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“new revenue standard”) to all contracts using the modified retrospective method. The adoption of the new revenue standard had no material impact on our consolidated financial statements as it did not require a change in revenue recognition. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Revenue is recognized based on the following five step model:

-	Identification of the contract with a customer
-	Identification of the performance obligations in the contract
-	Determination of the transaction price
-	Allocation of the transaction price to the performance obligations in the contract
-	Recognition of revenue when, or as, the Company satisfies a performance obligation

All of the Company’s revenue is currently generated from the design and installation of swimming pools. As such no further disaggregation of revenue information is provided.

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

Backlog

On December 31, 2018, we had approximately $267,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2019.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our consolidated financial statements for the year ended December 31, 2018.

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

Equipment. Equipment, consisting mainly of a truck, is stated at cost. The Company depreciates the cost of equipment using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. Depreciation expense was approximately $6,775 in 2018 and 2017, respectively. The estimated useful life of the truck is five years.

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

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Reliant Holdings, Inc. and Subsidiary Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Reliant Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reliant Holdings, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 1, 2019

Reliant Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$181,093	$18,252
Accounts receivable, net	—	570
Federal income tax receivable	10,000	10,000
Prepaid and other current assets	1,500	—
Contract assets	9,776	15,088
Total current assets	202,369	43,910
Equipment, net of accumulated depreciation of $20,812 and $14,037 as of December 31, 2018 and 2017, respectively	14,114	20,889
Total Assets	$216,483	$64,799
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$56,859	$41,247
Contract liabilities	89,991	36,461
Current portion of note payable	5,992	5,736
Due to related party	5,000	5,000
Total current liabilities	157,842	88,444
Long-term note payable, net of current portion	7,256	13,248
Total Liabilities	165,098	101,692
Commitments and contingencies
Stockholders' Equity (Deficit)
Common stock, 70,000,000 shares authorized, $0.001 par value, 14,585,000 issued and outstanding as of December 31, 2018 and 2017	14,585	14,585
Additional paid-in capital	43,365	43,365
Accumulated deficit	(6,565)	(94,843)
Total Stockholders' Equity (Deficit)	51,385	(36,893)
Total Liabilities and Stockholders' Equity (Deficit)	$216,483	$64,799
The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary
Consolidated Statements of Operations

	For the years ended
	December 31,
	2018	2017
Revenue	$1,506,830	$1,178,054
Cost of goods sold	(1,006,910)	(764,697)
Gross Margin	499,920	413,357

Operating Expenses
General and administrative	410,992	446,253

Total Operating Expenses	(410,992)	(446,253)

Income (Loss) From Operations	88,928	(32,896)

Other income / (expense)
Interest income	62	14
Interest expense	(712)	(382)

Total other income (expense)	(650)	(368)

Income (Loss) before income taxes	88,278	(33,264)

Provision for Income Tax	—	—

Net Income (Loss)	$88,278	$(33,264)

Net Income (Loss) Per Share - Basic and Diluted	$0.01	$(0.00)

Weighted Average Common Shares Outstanding	14,585,000	14,585,000
The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity (Deficit)
For the years ended December 31, 2018 and 2017

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2016	—	$—	14,585,000	$14,585	$43,365	$(61,579)	$(3,629)

Net loss	—	—	—	—	—	(33,264)	(33,264)

Balance December 31, 2017	—	—	14,585,000	14,585	43,365	(94,843)	(36,893)

Net income	—	—	—	—	—	88,278	88,278
Balance December 31, 2018	—	$—	14,585,000	$14,585	$43,365	$(6,565)	$51,385
The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2018	2017
Operating Activities
Net income (loss)	$88,278	$(33,264)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,775	6,775
Note receivable related party converted to compensation	—	13,181
Changes in operating assets and liabilities:
Accounts receivable	570	5,650
Contract assets	5,312	(14,731)
Prepaid and other current assets	(1,500)	—
Contract liabilities	53,530	(2,033)
Accounts payable and accrued liabilities	15,612	493
Net Cash Provided by (Used In) Operating Activities	168,577	(23,929)

Financing Activities
Payments on note payable	(5,736)	(5,492)
Proceeds on related party advances	—	5,000
Net Cash Provided By (Used In) Financing Activities	(5,736)	(492)

Net change in Cash	162,841	(24,421)
Cash - Beginning of Period	18,252	42,673
Cash - End of Period	$181,093	$18,252

Supplemental Disclosures
Interest paid	$712	$956
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Reliant Holdings, Inc. (the “Company”) was formed as a Nevada corporation on May 19, 2014. On May 23, 2014, Reliant Holdings, Inc., along with Reliant Pools, Inc., formerly Reliant Pools, G.P., which was formed in September 2013 (“Reliant Pools”) and the shareholders of Reliant Pools, entered into an Agreement for the Exchange of common stock whereby Reliant Pools, Inc. became a wholly-owned subsidiary of Reliant Holdings, Inc. Reliant Holdings, Inc. designs, and installs swimming pools. On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder. As of year end there was no revenue generated by the new division. The Company is headquartered in Austin, Texas.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

On January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (the “new revenue standard”) to all contracts using the modified retrospective method. The adoption of the new revenue standard had no material impact on our consolidated financial statements as it did not require a change in revenue recognition. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Revenue is recognized based on the following five step model:

-	Identification of the contract with a customer
-	Identification of the performance obligations in the contract
-	Determination of the transaction price
-	Allocation of the transaction price to the performance obligations in the contract
-	Recognition of revenue when, or as, the Company satisfies a performance obligation

All of the Company’s revenue is currently generated from the design and installation of swimming pools. As such no further disaggregation of revenue information is provided.

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

Performance Obligations Satisfied at a Point in Time

Revenue for our contracts that do not satisfy the criteria for over time recognition is recognized at a point in time. Substantially all of our revenue recognized at a point in time is for work performed for pool maintenance or repairs. Unlike our construction contracts that uses a cost-to-cost input measure for performance, the pool maintenance or repairs utilizes an output measure for performance based on the completion of a unit of work. The typical time frame for completion of these services is less than one month. Upon fulfillment of the performance obligation, the customer is provided an invoice (or equivalent) demonstrating transfer of control or completion of service to the customer. We believe that point in time recognition remains appropriate for these contracts and will continue to recognize revenues upon completion of the performance obligation and issuance of an invoice.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Backlog

On December 31, 2018, we had approximately $267,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2019.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our consolidated financial statements for the year ended December 31, 2018.

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

Classification of Construction Contract-related Assets and Liabilities

Contract assets are presented as a current asset in the accompanying consolidated balance sheets, and contract liabilities are presented as a current liability in the accompanying consolidated balance sheets. The Company’s contracts vary in duration, with the duration of some larger contracts exceeding one year. Consistent with industry practices, the Company includes the amounts realizable and payable under contracts, which may extend beyond one year, in current assets and current liabilities. The vast majority of these balances are settled within one year.

Equipment

Equipment, consisting mainly of a truck, is stated at cost. The Company depreciates the cost of equipment using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. Depreciation expense was approximately $6,775 in 2018 and 2017, respectively. The estimated useful life of the truck is five years.

Fair Value of Financial Instruments

Under FASB ASC 820, “Fair Value Measurements and Disclosures”, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with the Fair Value Measurement Topic of the FASB ASC 820, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

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

The impact to our consolidated balance sheet and results of operations is not material because the analysis of our contracts under the new revenue recognition standard supports the recognition of revenue over time under the cost-to-cost method of our construction contracts, which is consistent with our current revenue recognition model. Our construction contracts will continue to be recognized over time because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and therefore, the customer controls the asset as it is being constructed. Under the new standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs. In addition, the number of performance obligations under the new standard is not materially different from our contract segments under the existing standard. Lastly, the accounting for the estimate of variable consideration is not materially different compared to our current practice. We also do not expect the standard to have a material impact on our consolidated balance sheet.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow topics with the objective of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The adoption of this ASU was not material to our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. ASU 2016-02 was further clarified and amended within ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20 which included provisions that would provide us with the option to adopt the provisions of the new guidance using a modified retrospective transition approach, without adjusting the comparative periods presented. We are evaluating the impact of the new guidance on its consolidated financial statements. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application under the modified retrospective approach. We currently expect to elect the short-term lease recognition exemption for all of our leases that qualify. This means, for those leases we will not recognize ROU assets or lease liabilities.

Note 2. Accounts Receivable

Accounts receivable consisted of the following:

	December 31,	December 31,
	2018	2017
Contract receivables	$3,000	$570
Less: Allowance for doubtful accounts	(3,000)	—
Accounts receivable, net	$—	$570

The Company recognized bad debt expense of $3,000 and $0 respectively, during the years ended December 31, 2018 and 2017.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	December 31,	December 31,
	2018	2017
Costs on uncompleted contracts	$169,683	$56,032
Estimated earnings	76,486	27,598
	246,169	83,630
Less: Progress billings	326,384	(105,003)
	$(80,215)	$(21,373)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	December 31, 2018	December 31, 2017
Contract assets	$9,776	$15,088
Contract liabilities	(89,991)	(36,461)
	$(80,215)	$(21,373)

Note 4. Equity

From January 2016 to September 2016, the Company sold 885,000 shares of restricted common stock for $44,250, or $0.05 per share in a private offering pursuant to a private placement memorandum. Purchasers in the offering included Lilia Chavez, the mother of Michael Chavez, the Company’s then President and then sole director (10,000 shares for $500), Alexander Spohn, the adult son of Becky Spohn, the Company’s then Controller (5,000 shares for $250), and Phyllis Laws, the mother of Becky Spohn, the Company’s then Controller (5,000 shares for $250).

In September 2016, the Company discovered that the investors in the January 2016 to September 2016 offering may not have been provided all information and materials (including current audited financial statements), as is required under the Securities Act in order to claim an exemption from registration pursuant to Rule 506 of the Securities Act. The Company believes that all such transactions still complied with, and were exempt from registration under Section 4(a)(2) of the Securities Act because the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof; the securities were offered without any general solicitation by the Company or the Company’s representatives; no underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions ;the securities sold are subject to transfer restrictions, and the certificates evidencing the securities (or book entry issuances) contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom; and the securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

As Mr. Chavez’s FINRA bar constituted a disqualifying event under Rule 506(d), the Company was required to furnish to each purchaser of shares of the Company, a reasonable time prior to sale, a description in writing of such event. The Company did not do that, because as described above, the Company and Mr. Chavez only became aware of the FINRA bar after the close of the offering. Notwithstanding the fact that the Company was not aware of Mr. Chavez’s FINRA bar, the Company determined that the failure to provide such information may prohibit the Company from relying on a Rule 506 exemption for the prior issuances and sales of shares. The Company believes that all such transactions still complied with, and were exempt from registration under Section 4(a)(2) of the Securities Act, because the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof; the securities were offered without any general solicitation by us or the Company’s representatives; no underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions, the securities sold/issued were subject to transfer restrictions, and the certificates evidencing the securities (or book entry issuances) contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom; and the securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Nevertheless, management determined that the Company would offer rescission to all of its stockholders in April 2017. In connection therewith, in April 2017, the Company offered every stockholder of the Company’s common stock the right to rescind their previous purchases and acquisitions and to receive, in exchange for any shares relinquished to us, a payment equal to their original purchase price or consideration provided, plus interest at the applicable statutory rate in the state in which they reside. The rescission offer expired at 5:00 pm (CST) on April 29, 2017. None of the Company’s stockholders opted to rescind their prior purchase/acquisitions in connection with the rescission offer.

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

This amount is recorded in equity in the accompanying December 31, 2018 and December 31, 2017 balance sheets. This will be evaluated at each reporting period for reclassification to a liability if a rescission request is made.

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

Pursuant to the Voting Agreement, Mr. Chavez provided complete authority to Mr. May to vote the 4,000,000 shares of common stock which Mr. Chavez then held (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of stockholders of the Company and via any written consents. Those 4,000,000 shares represented 27.4% of the Company’s common stock as of the parties’ entry into the Voting Agreement and together with the 4,500,000 shares held by Mr. May prior to the parties’ entry into the Voting Agreement, constitute 58.3% of the Company’s total outstanding shares of common stock. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. Due to the Voting Agreement, Mr. May holds voting control over the Company due to his ability to vote 58.3% of the Company’s total outstanding shares of voting stock.

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

Note 5. Concentration of Risk

The Company had gross revenue of $1,506,830 and $1,178,054 for the years ended December 31, 2018 and 2017, respectively. The Company had no customers representing approximately 10% of gross revenues for the year ended December 31, 2018 and had two customers representing more than 10% of gross revenue, and a combined 23% of revenue for the year ended December 31, 2017.

Note 6. Commitments and Contingencies

The Company leases approximately 1,000 square feet of office space in Austin, Texas. The lease was to expire in September 2017 with a monthly rent of $1,695. On September 5, 2017 and effective on September 30, 2017, the Company extended its office space lease from October 1, 2017 to September 30, 2018. In connection with the extension, the Company agreed to a rental increase to $1,745 per month. On October 15, 2018, the Company extended the office space lease from October 1, 2018 through September 30, 2019 for a rental rate of $1,795 per month.

Lease expense was $22,520 and $21,422 for the years ended December 31, 2018 and 2017, respectively.

On October 19, 2018, a former client, Paul T. Denucci filed an Original Petition naming the Company, Elijah May, our sole officer and director and Michael Chavez, our prior Chief Executive Officer and former sole director, as defendants. The Original Petition was originally filed in Williamson County, Texas, provided the proceeding was subsequently moved to the County Court of Travis County, Texas (County Court 2 – Cause No. C-1-CV-18-011465). The Original Petition alleged breach of contract and alleged defects in the pool which the Company built on Mr. Denucci’s behalf. The Original Petition seeks damages in an amount sufficient to allow Mr. Denucci to repair the alleged defects in the pool. We deny Mr. Denucci’s claims and intend to vigorously defend ourselves and our current and former officers against such claims. We are currently in the process of drafting responses to the allegations in the Original Petition.

On December 21, 2018, a former client, Brian Moats filed an Original Petition naming Reliant Pools as a defendant in a suit filed in the County Court at Law No. 2 for Travis County, Texas (Cause No. C-1-CV-18-012062). The suit alleges that the Company failed to install a French drain under the pool as required by the terms of the contract, alleges causes of action of breach of express warranty and breach of contract and seeks damages of between $100,000 and $200,000. We deny Mr. Moats’ claims and intend to vigorously defend ourselves against such claims.

Note 7. Related Party Transactions

As of December 31, 2016, the Company has a receivable of $10,117 from Michael Chavez, the Company’s then Chief Executive Officer and then sole director. During the year ended December 31, 2017, the Company paid for $5,064 of raw materials associated with the construction of the personal swimming pool of Michael Chavez. During the year ended December 31, 2017, Mr. Chavez advanced the Company $2,000 which was applied to the amount receivable from Mr. Chavez. Effective May 18, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to classify the cost of the construction of the personal pool of Michael Chavez, CEO, net of the advance as compensation of $13,181.

During the year ended December 31, 2017, Mr. Chavez advanced $5,000 to the Company. The advance is due on demand, unsecured and has no stated interest rate.

During the years ended December 31, 2018 and 2017, the Company paid a company owned by a stockholder $9,829 and $1,890, respectively, for tile and masonry services.

Note 8. Note Payable

	December 31, 2018	December 31, 2017
Term note with a bank secured by truck, payable in monthly installments of $537, including interest at 4.35% through February 11, 2021	$13,248	$18,984
Total long-term debt	13,248	18,984
Less: current portion	(5,992)	(5,736)
Long-term debt net of current portion	$7,256	$13,248

Future maturities of long-term debt are as follows:

Year Ending December 31,
2019	$5,992
2020	6,256
2021	1,000
Total	$13,248

Note 9. Income Taxes

Income tax (benefit) provision for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Federal income tax expense(benefit) attributed to:
Federal income tax at statutory rate of 21%	$19,000	$(11,000)
Utilization of NOL	(19,000)	—
Effect of rate change	—	14,000
Change in valuation allowance	—	(3,000)
Net expense (benefit)	$—	$—

Significant items comprising our net deferred tax amount are as follows:

	2018	2017
Deferred tax attributed:
Net operating loss carryforward	$16,000	$35,000
Less: valuation allowance	(16,000)	(35,000)
	$—	$—

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the year ended December 31, 2018 because the Company expects to utilize its net operating loss carryforward to offset its taxable income for the year. No federal income tax expense was recognized for the year ended December 31, 2017 due to the net taxable loss for the year.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of approximately $77,000 on December 31, 2018. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. All tax years remain open to examination by the major taxing jurisdictions in which the Company is subject to tax.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its ending net deferred tax assets at December 31, 2017, which were fully offset by a valuation allowance.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and is a process designed by, or under the supervision of, our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer) and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – integrated Framework (2013).

Based on its evaluation, our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

We are a smaller reporting company and are exempt from the requirement for an attestation report on the Company’s internal controls over financial reporting by our registered public accounting firm.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each director and executive officer of the Company. The sole officer and director of the Company is as follows:

Name	Age	Position	Date First Appointed as Officer or Director

Elijah May	41	President, Chief Executive Officer, Chief Operating Officer and Director (sole director)	May 2014

Our director and any additional directors we may appoint in the future are elected annually (or as often as we hold meetings of stockholders) and will hold office until our next annual meeting of the stockholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors (currently consisting solely of Mr. May), absent any employment agreement. Our officers and directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

The business experience of the person listed above is as follows:

Elijah May – President, Chief Executive Officer, Chief Operating Officer and Director (sole director)

Mr. May is our co-founder and has served as COO since May 2014. He has served as President, Chief Executive Officer and as sole director of the Company since November 3, 2017. Before helping to co-found the Company, Mr. May was a custom pool designer in Austin, Texas. Mr. May is a member of the Association of Pool & Spa Professionals and has received numerous commendations over the years for his work. Mr. May was employed by Austex Pools, a pool builder which was located in Austin, Texas from August 2012 to August 2013. Mr. May served as a sales representative of World Travel from September 2010 to August 2012 and served as a manager of FaraCafe, a coffee seller located in Austin, Texas, from September 2006 to August 2010. Mr. May received a Bachelor’s of Science degree in Finance and Real Estate from Florida State University.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers were involved in any of the following during the past ten years: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership in our common stock and other equity securities, on Form 3, 4 and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representation by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that with respect to the fiscal year ended December 31, 2018, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, except that Rebecca Spohn Donovan, a greater than 10% stockholder, failed to timely file a Form 3 following our registration as a Section 12 reporting company.

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

Summary Compensation Table*

Name And Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)#	Option Awards ($)#	All Other Compensation ($)		Total ($)

Elijah May,	2018	72,000	22,102	—	—	—		94,102
CEO, President and COO(1)	2017	72,000	—	—	—	6,636		78,636
	2016	72,000	—	—	—	60,000	(3)	132,000

Michael Chavez,	2017	—	—	—	—	13,181	(5)	13,181
Former CEO(1)(2)	2016	—	—	—	—	60,000	(3)	60,000

Becky Spohn	2016	—	—	—	—	38,000	(3)	38,000
Former Controller(4)

*	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. There have been no changes in the Company’s compensation policies since December 31, 2018.
#	The fair value of stock issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. The fair value of options granted computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant.

(1)	Effective on November 3, 2017, Michael Chavez, resigned as the Chief Executive Officer, President and sole director of the Company and Elijah May, the Company’s Chief Operating Officer (COO), was appointed as the sole director, Chief Executive Officer and President of the Company.
(2)	Mr. Chavez and Mr. May did not receive any consideration, other than as described in the table above, if any, in consideration for their services to the Company as a member of the Board of Directors.
(3)	Compensation paid as contract expense and not as salary.
(4)	Resigned effective April 15, 2017.
(5)	During year ended December 31, 2016, the Company paid for $10,117 of raw materials associated with the construction of the personal swimming pool of Michael Chavez, the Company’s then Chief Executive Officer and then sole director. Mr. Chavez had not reimbursed the Company for the materials purchased, which is shown as accounts receivable, related party, as of December 31, 2016. During the year ended December 31, 2017, the Company paid for $5,064 of raw materials associated with the construction of the personal swimming pool of Michael Chavez. During the year ended December 31, 2017, Mr. Chavez advanced the Company $2,000 which was applied to the amount receivable from Mr. Chavez. Effective May 18, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to classify the cost of the construction of the personal pool of Michael Chavez, CEO, net of the advance, as compensation of $13,181. Mr. Chavez currently assists the Company with (a) the marketing of the Company’s pool construction services; and (b) the business development relating to the Company’s home builder pool construction services. It is anticipated that Mr. Chavez will receive compensation based on new pool construction and any products that the Company offers in the future that Mr. Chavez generates.

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

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of April 1, 2019 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 14,585,000 shares outstanding as of April 1, 2019, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 1, 2019, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

Name	Number of Common Stock Shares Beneficially Owned	Percent of Common Stock

Elijah May(1)	8,500,000	58.3%

All of the officers and director as a group (one person)	8,500,000	58.3%

5% Stockholders

Michael Chavez(1)(2)	4,000,000	27.4%
Becky Spohn(3)	2,500,000	17.1%

(1)	Pursuant to a Voting Agreement entered into on November 3, 2017, Mr. Chavez provided complete authority to Mr. May to vote the 4,000,000 shares of common stock which Mr. Chavez holds (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of stockholders of the Company and via any written consents. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. Due to the Voting Agreement, Mr. May is deemed to beneficially own the 4,000,000 shares of common stock held by Mr. Chavez, which are included under both Mr. May’s ownership and Mr. Chavez’s.

(2)	Mr. Chavez’s address is 10012 Barbrook Dr, Austin, Texas 78726.

(3)	Mrs. Spohn’s address is 6501 San Antonio Dr., NE, #2403, Albuquerque, NM 87109.

Stock Incentive Plans

To date, the Company has not adopted any stock incentive or equity incentive plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

From January 2016 to September 2016, we sold 885,000 shares of restricted common stock for $44,250, or $0.05 per share in a private offering pursuant to a private placement memorandum. Purchasers in the offering included Lilia Chavez, the mother of Michael Chavez (10,000 shares for $500), Alexander Spohn, the adult son of Becky Spohn, our former Controller (5,000 shares for $250), and Phyllis Laws, the mother of Becky Spohn, our former Controller (5,000 shares for $250).

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

During the years ended December 31, 2018, 2017 and 2016, the Company paid a company owned by a stockholder $9,829, $1,890, and $5,927, respectively, for tile and masonry services.

During the year ended December 31, 2016, the Company obtained general liability insurance through a brokerage owned by a stockholder. Amounts paid to the brokerage were $17,259.

Effective on November 3, 2017, Michael Chavez (our former Chief Executive Officer, President and sole director), entered into a Voting Agreement with Elijah May (our current Chief Executive Officer, President and sole director).

Pursuant to the Voting Agreement, Mr. Chavez provided complete authority to Mr. May to vote the 4,000,000 shares of common stock which Mr. Chavez then held (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of stockholders of the Company and via any written consents. Those 4,000,000 shares represent 27.4% of the Company’s common stock and together with the 4,500,000 shares held by Mr. May prior to the parties’ entry into the Voting Agreement, constitute 58.3% of the Company’s total outstanding shares of common stock. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions.

On November 7, 2017, Julie Hale, Don Maler, Marsha Hash, Joel Hefner, and River North Equity, LLC, each stockholders of the Company (collectively, the “Original Lock-Up Stockholders”), entered into a Lock-Up Agreement with the Company, whereby each Original Lock-Up Stockholder agreed that until November 7, 2018, he, she or it would not, directly or indirectly Transfer any of the shares that he, she or it owns (the “Shares”), except that the Original Lock-Up Stockholder could Transfer not more than 25,000 (as adjusted for any stock split, recapitalization or combination) of the Shares in any ninety (90) day period, subject to certain exceptions described in the agreement. “Transfer” means the offer for sale, sale, pledge, hypothecation, transfer, assignment or other disposition of (or to enter into any transaction or device that is designed to, or could be expected to, result in the sale, pledge, hypothecation, transfer, assignment or other disposition at any time) (including, without limitation, by operation of law), or the entry into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of the Shares, whether any such transaction is to be settled by delivery of Shares or other securities, in cash or otherwise.

On December 3, 2018, the Original Lock-Up Stockholders entered into a Second Amendment to Lock-Up Agreement with the Company, dated December 3, 2018, and effective November 7, 2017 (the “Amended Lock-Up Agreement”), which amended the November 7, 2017 Lock-Up Agreement, as amended by the First Amendment to Lock-Up Agreement dated December 5, 2017 and effective November 7, 2017 (collectively, as amended, the “Original Lock-Up Agreement”); and (b) Robert Taylor and Alex Van De Walle, each stockholders of the Company (collectively, the “New Lock-Up Stockholders” and collectively with the Original Lock-Up Stockholders, the “Stockholders”) entered into a Lock-Up Agreement with the Company (the “New Lock-Up Agreement” and together with the Original Lock-Up Agreement, as amended, the “Lock-Ups”), whereby each Stockholder agreed that he, she or it will not, directly or indirectly Transfer of any of the shares that he, she or it owns (the “Shares”) until December 31, 2019, except that each Stockholder may Transfer not more than 25,000 of the Shares (as adjusted for any stock split, recapitalization or combination) in any ninety (90) day period, subject to certain exceptions described in the Lock-Ups, which transfers are non-cumulative and don’t carry over from one period to the next.

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

Audit Fees

The aggregate fees billed by our independent auditors, LBB & Associates Ltd., LLP (“LBB”), for professional services rendered for the audit of our annual financial statements included in our Registration Statement on Form S-1, and for the review of quarterly financial statements for the fiscal years ended December 31, 2018 and 2017, were:

	2018	2017
LBB & Associates Ltd., LLP	$29,850	$32,800

Audit fees incurred by the Company were pre-approved by the Board of Directors.

Audit Related Fees: None.

Tax Fees: None.

All Other Fees: $1,000 for the year ended December 31, 2018 in connection with the Company’s Registration Statement on Form S-1 and amendments thereto.

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

RELIANT HOLDINGS, INC.

Date: April 1, 2019	By: /s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
2.1	Agreement for the Exchange of Common Stock dated May 23, 2014, by and between Reliant Holdings, Inc., Reliant Pools, Inc. and the stockholders of Reliant Pools, Inc.		S-1	2.1	10/27/16	333-214274
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/16	333-214274
3.2	Amended and Restated Bylaws		S-1	3.2	10/27/16	333-214274
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/16	333-214274
10.2	Voting Agreement, dated as of November 3, 2017, by and among Michael Chavez and Elijah May		8-K	10.1	11/7/17	333-214274
10.3	Lock-Up Agreement dated November 7, 2017, between Reliant Holdings, Inc. and the stockholders name therein		8-K	10.2	11/7/17	333-214274
10.4	First Amendment to Lock-Up Agreement dated December 5, 2017 and effective November 7, 2017, between Reliant Holdings, Inc. and the stockholders name therein		8-K	10.2	12/17/18	333-214274
10.5	Second Amendment to Lock-Up Agreement dated December 3, 2018 and effective November 7, 2017, between Reliant Holdings, Inc. and the stockholders name therein		8-K	10.3	12/17/18	333-214274
10.6	Lock-Up Agreement dated December 3, 2018, between Reliant Holdings, Inc. and the stockholders name therein		8-K	10.5	12/17/18	333-214274
14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/16	333-214274
21.1*	Subsidiaries	X
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished Herewith.