Form 10-Q
period 2019-03-31
Reliant Holdings, Inc.
filed 2019-05-10
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 000-56012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐  No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 14,585,000 shares of common stock are issued and outstanding as of May 10, 2019.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$176,593	$181,093
Federal income tax receivable	10,000	10,000
Prepaid and other current assets	4,697	1,500
Contract assets	—	9,776

Total current assets	191,290	202,369

Equipment, net of accumulated depreciation of $22,506 and $20,812 at March 31, 2019 and December 31, 2018, respectively	12,420	14,114

Total Assets	$203,710	$216,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$75,070	$56,859
Contract liabilities	54,140	89,991
Current portion of note payable	6,055	5,992
Due to related party	5,000	5,000

Total current liabilities	140,265	157,842

Long-term note payable, net of current portion	5,720	7,256

Total Liabilities	145,985	165,098

Commitments

Stockholders’ Equity
Common stock, 70,000,000 shares authorized, $0.001 par value, 14,585,000 issued and outstanding as of March 31, 2019 and December 31, 2018	14,585	14,585
Additional paid-in capital	43,365	43,365
Accumulated deficit	(225)	(6,565)

Total Stockholders’ Equity	57,725	51,385

Total Liabilities and Stockholders’ Equity	$203,710	$216,483

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Revenue	$359,213	$229,514
Cost of goods sold	(230,046)	(157,873)
Gross Margin	129,167	71,641

Operating Expenses
General and administrative	122,711	81,161

Total Operating Expenses	(122,711)	(81,161)

Income (Loss) From Operations	6,456	(9,520)

Other income / (expense)
Interest income	22	6
Interest expense	(138)	(201)

Total other income (expense)	(116)	(195)

Income (Loss) before income taxes	6,340	(9,715)

Provision for Income Tax	—	—

Net Income (Loss)	$6,340	$(9,715)

Net Income (Loss) Per Share - Basic and Diluted	$0.00	$0.00

Weighted Average Common Shares Outstanding	14,585,000	14,585,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
For the three months ended March 31, 2019 and 2018 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance December 31, 2018	—	$—	14,585,000	$14,585	$43,365	$(6,565)	$51,385

Net income	—	—	—	—	—	6,340	6,340
Balance March 31, 2019	—	$—	14,585,000	$14,585	$43,365	$(225)	$57,725

Balance December 31, 2017	—	$—	14,585,000	$14,585	$43,365	$(94,843)	$(36,893)

Net income	—	—	—	—	—	(9,715)	(9,715)
Balance March 31, 2018	—	$—	14,585,000	$14,585	$43,365	$(104,558)	$(46,608)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Operating Activities
Net income (loss)	$6,340	$(9,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,694	1,694
Note receivable related party converted to compensation	—	—
Changes in operating assets and liabilities:
Accounts Receivable	—	200
Prepaid and other current assets	(3,197)	—
Contract assets	9,776	15,088
Contract liabilities	(35,851)	52,445
Accounts payable and accrued liabilities	18,211	27,848
Net Cash Provided By (Used In) Operating Activities	(3,027)	87,560

Financing Activities
Payments on note payable	(1,473)	(1,411)
Net Cash Used In Financing Activities	(1,473)	(1,411)

Net change in Cash	(4,500)	86,149
Cash - Beginning of Period	181,093	18,252
Cash - End of Period	$176,593	$104,401

Supplemental Disclosures
Interest paid	$138	$956
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018

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

The consolidated financial statements and related disclosures as of March 31, 2019 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2018 and 2017 included in our Annual Report on Form 10-K, filed with the SEC. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. ASU 2016-02 was further clarified and amended within ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20 which included provisions that would provide us with the option to adopt the provisions of the new guidance using a modified retrospective transition approach, without adjusting the comparative periods presented. We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application under the modified retrospective approach. We elected the short-term lease recognition exemption for all of our leases that qualify. This means, for those leases we will not recognize right-of-use (RoU) assets or lease liabilities. The implementation of this new standard has no impact on our financial statements.

Note 2. Accounts Receivable

Accounts receivable consisted of the following:
	March 31,	December 31,
	2019	2018
Contract receivables	$3,000	$3,000
Less: Allowance for doubtful accounts	(3,000)	(3,000)
	$—	$—

The Company recognized bad debt expense of $0 and $0 respectively, during the three months ended March 31, 2019 and 2018.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	March 31,	December 31,
	2019	2018
Costs on uncompleted contracts	$78,509	$169,683
Estimated earnings	38,668	76,486
	117,177	246,169
Less: Progress billings	171,317	326,384
	$(54,140)	$(80,215)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	March 31, 2019	December 31, 2018
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$9,776
Billings in excess of costs and estimated earnings on uncompleted contracts	54,140	(89,991)
	$(54,140)	$(80,215)

Note 4. Concentration of Risk

The Company had gross revenue of $359,213 and $229,514 for the three months ended March 31, 2019 and 2018, respectively. The Company had four customers representing more than 10% of gross revenue, and combined 89% of revenue for the three months ended March 31, 2019. The Company had three customers representing more than 10% of gross revenue, and combined 96% of revenue for the three months ended March 31, 2018.

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

In September 2016, the Company discovered that the investors in the January 2016 to September 2016 offering may not have been provided all of the information and materials (including current audited financial statements), as is required under the Securities Act in order to claim an exemption from registration pursuant to Rule 506 of the Securities Act. The Company believes that all such transactions still complied with, and were exempt from registration under Section 4(a)(2) of the Securities Act because the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof; the securities were offered without any general solicitation by the Company or the Company’s representatives; no underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions; the securities sold are subject to transfer restrictions, and the certificates evidencing the securities (or book entry issuances) contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom; and the securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

This amount is recorded in equity in the accompanying March 31, 2019 and December 31, 2018 balance sheets. This will be evaluated at each reporting period for reclassification to a liability if a rescission request is made.

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

Lease expense was $5,715 and $5,565 for the three months ended March 31, 2019 and 2018, respectively.

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

Note 7. Related Party Transactions

As of March 31, 2019 and December 31, 2018, Mr. Chavez was owed $5,000 from the Company. The advance is due on demand, unsecured and has no stated interest rate.

Note 8. Note Payable

	March 31, 2019	December 31, 2018
Term note with a bank secured by truck, payable in monthly installments of $537, including interest at 4.35% through February 11, 2021	$11,775	$13,248
Total long-term debt	11,775	13,248
Less: current portion	(6,055)	(5,992)
Long-term debt net of current portion	$5,720	$7,256

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 1, 2019 (the “Annual Report”).

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

Reliant Pools was originally formed as a Texas General Partnership (Reliant Pools, G.P.) in September 2013, and was owned by Mr. Chavez, Mr. May, Ms. Spohn, and a third party, who subsequently was unable to perform the services required for him to vest his interest, which interest was subsequently terminated, leaving Mr. Chavez, Mr. May and Ms. Spohn as the sole owners of Reliant Pools, G.P. In May 2014, Reliant Pools, G.P. was converted from a Texas General Partnership to a Nevada corporation, Reliant Pools, Inc., with the same ownership as described above at the time of the Exchange. On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, but as of the date of this filing the Company has no planned start date for such services.

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

Plan of Operations

We had working capital of $51,025 as of March 31, 2019. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months. We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. In the event we require additional funding, we plan to raise that through the sale of debt or equity, in a public or private offering, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. We may also use stock as consideration for acquisitions in the future, which may cause dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

We had revenue of $359,213 for the three months ended March 31, 2019, compared to revenue of $229,514 for the three months ended March 31, 2018, an increase of $129,699 or 57% from the prior period. Revenue increased mainly due to larger pools being completed during the current period compared to the prior period. We completed 3 pools during the three months ended March 31, 2019 compared to completing 1 pool and 2 remodels during the three months ended March 31, 2018.  We recognize revenue based on the percentage that a job is complete rather than upon completion. As such total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $230,046 for the three months ended March 31, 2019, compared to cost of goods sold of $157,873 for the three months ended March 31, 2018, an increase of $72,173 or 46% from the prior period, mainly due to the increase in revenues.

Cost of goods sold increased mainly due to the number of pools completed combined with the increase in steel cost. The expenses which attributed to the increase in cost of goods sold for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, included:

Cost of Goods Sold Expense	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018	Increase / (Decrease)	Percentage Change
Cost of decking	$54,358	$13,966	$40,392	289%
Plaster used in the construction of pools	21,151	4,941	16,210	328%
Gunite used in the construction of pools	16,311	28,968	(12,657)	(44)%
Pool equipment used to filter and circulate the water used in our pools	31,220	43,281	(12,061)	(28)%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	37,456	24,986	12,470	50%
Excavation and steel expenses	19,408	21,477	(2,069)	(10)%
Other, including labor	50,142	20,254	29,888	148%
Total	$230,046	$157,873	$72,173	46%

Cost of goods sold represent our pool construction costs, including raw materials, outsourced labor, installed equipment, tile and coping expenses, excavation costs and permit expenses. We anticipate our cost of goods sold increasing in approximate proportion to increases in revenue and decreasing in approximate proportion to decreases in revenue, moving forward, as our cost of goods sold are factored into the price we charge for our pools and represent the cost of pool construction, the majority of which is not fixed and varies depending on the total number of pools and construction projects we complete during each period and the size and complexity of such projects. Labor costs associated with the cost of labor used in construction of pools increased due to the general timing of plumbing and electrical services.

We had a gross margin of $129,167 for the three months ended March 31, 2019, compared to a gross margin of $71,641 for the three months ended March 31, 2018, an increase of $57,526 or 80% from the prior period due to the reasons described above. Gross margin as a percentage of revenue increased to 36% for the three months ended March 31, 2019, compared to 31% for the three months ended March 31, 2018. The increase in gross margin as a percentage of revenue was mainly due to the sale of more complex pools which result in an improved gross margin.

We had operating expenses consisting solely of general and administrative expenses of $122,711 for the three months ended March 31, 2019, compared to operating expenses consisting solely of general and administrative expenses of $81,161 for the three months ended March 31, 2018. Operating expenses increased $41,550 or 51% from the prior period mainly due to increases in wages and professional fees. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $22 for the three months ended March 31, 2019, compared to interest income of $6 for the three months ended March 31, 2018. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $138 and $201, for the three months ended March 31, 2019 and 2018, respectively, due to interest paid in connection with the purchase of a truck used in our business, as described in greater detail under “Liquidity and Capital Resources” below.

We had net income of $6,340 for the three months ended March 31, 2019, compared to a net loss of $9,715 for the three months ended March 31, 2018, an increase of $16,055 or 165%, mainly due to the decrease in general and administrative expenses and the increase in revenues, offset by the increase in cost of goods sold, each as described above.

Liquidity and Capital Resources

We had total assets of $203,710 as of March 31, 2019, consisting of total current assets of $191,290, which included cash of $176,593, federal income tax receivable of $10,000, $4,697 of prepaid and other current assets, and equipment, net of accumulated depreciation of $12,420. Federal income tax receivable relates to a $10,000 payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the three months ended March 31, 2019, due to the utilization of a net loss carryforward. The Company currently estimates that it will not owe regular federal income tax for the year ended December 31, 2019 and has recorded the payment as an asset as of March 31, 2019.

We had total liabilities of $145,985 as of March 31, 2019, which included total current liabilities of $140,265, consisting of accounts payable and accrued liabilities of $75,070, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $54,140, current portion of long-term note payable of $6,055 and $5,000 of related party advances relating to amounts advanced to the Company by Michael Chavez, the Company’s former Chief Executive Officer, which amount is due on demand, unsecured and has no stated interest rate, and long-term liabilities consisting of long-term note payable of $5,720, representing amounts owed in connection with the purchase of a truck used in our business.

We had working capital of $51,025 as of March 31, 2019, compared to working capital of $44,527 as of December 31, 2018.

We had $3,027 of net cash used in operating activities for the three months ended March 31, 2019, which was mainly due to a decrease in contract liabilities of $35,851 and an increase in prepaid and other current assets of $3,197, offset by $6,340 of net income, an increase of $18,211 of accounts payable and accrued liabilities and a decrease of $9,776 in contract assets.

We had $1,473 of net cash used in financing activities for the three months ended March 31, 2019, which was due to payments on note payable.

As of March 31, 2019, we owed $6,055 in current portion of, and $5,720 of long-term portion of, note payable, in connection with our purchase of a Ford F-150 truck for work purposes. The note payable accrues interest at the rate of 4.35% per annum and requires that we pay $537 per month until February 2021.

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

Backlog

On March 31, 2019, we had approximately $336,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2019.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our consolidated financial statements for the three months ended March 31, 2019.

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

Equipment. Equipment, consisting mainly of a truck, is stated at cost. The Company depreciates the cost of equipment using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. Depreciation expense was approximately $1,694 for the three months ended March 31, 2019 and 2018, respectively. The estimated useful life of the truck is five years.

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

Management, consisting of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of March 31, 2019, based on the evaluation of these disclosure controls and procedures, our CEO and CFO has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

On December 21, 2018, a former client, Brian Moats, filed an Original Petition naming Reliant Pools as a defendant in a suit filed in the County Court at Law No. 2 for Travis County, Texas (Cause No. C-1-CV-18-012062). The suit alleges that the Company failed to install a French drain under the pool as required by the terms of the contract, alleges causes of action of breach of express warranty and breach of contract and seeks damages of between $100,000 and $200,000. We deny Mr. Moats’ claims and intend to vigorously defend ourselves against such claims.

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019, under the heading “Item 1A. Risk Factors”, and investors should review the risks provided in the Annual Report, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

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

RELIANT HOLDINGS, INC.

Date: May 10, 2019	By: /s/ Elijah May
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