Form 10-Q
period 2019-06-30
Reliant Holdings, Inc.
filed 2019-08-12
CIK 1682265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 14,585,000 shares of common stock are issued and outstanding as of August 12, 2019.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$206,955	$181,093
Federal income tax receivable	10,000	10,000
Prepaid and other current assets	3,655	1,500
Contract assets	12,346	9,776

Total current assets	232,956	202,369

Equipment, net of accumulated depreciation of $24,199 and $20,812 at June 30, 2019 and December 31, 2018, respectively	10,727	14,114

Total Assets	$243,683	$216,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$60,286	$56,859
Contract liabilities	111,941	89,991
Current portion of note payable	6,124	5,992
Due to related party	5,000	5,000

Total current liabilities	183,351	157,842

Long-term note payable, net of current portion	4,162	7,256

Total Liabilities	187,513	165,098

Commitments

Stockholders’ Equity
Common stock, 70,000,000 shares authorized, $.001 par value, 14,585,000 issued and outstanding as of June 30, 2019 and December 31, 2018 respectively	14,585	14,585
Additional paid-in capital	43,365	43,365
Accumulated deficit	(1,780)	(6,565)

Total Stockholders’ Equity	56,170	51,385

Total Liabilities and Stockholders’ Equity	$243,683	$216,483

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$359,128	$425,272	$718,341	$654,786
Cost of goods sold	(238,632)	(280,790)	(468,678)	(438,663)
Gross Margin	120,496	144,482	249,663	216,123

Operating Expenses
General and administrative	121,947	100,884	244,658	182,045

Total Operating Expenses	(121,947)	(100,884)	(244,658)	(182,045)

Income (Loss) From Operations	(1,451)	43,598	5,005	34,078

Other income (expense)
Interest income	19	14	41	20
Interest expense	(123)	(186)	(261)	(387)

Total other income (expense)	(104)	(172)	(220)	(367)

Income (Loss) before income taxes	(1,555)	43,426	4,785	33,711

Provision for Income Tax	—	—	—	—

Net Income (Loss)	$(1,555)	$43,426	$4,785	$33,711

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding	14,585,000	14,585,000	14,585,000	14,585,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

For the six months ended June 30, 2019 and 2018

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2018	—	$—	14,585,000	$14,585	$43,365	$(6,565)	$51,385

Net income	—	—	—	—	—	6,340	6,340
Balance March 31, 2019	—	—	14,585,000	14,585	43,365	(225)	57,725

Net loss	—	—	—	—	—	(1,555)	(1,555)
Balance June 30, 2019	—	$—	14,585,000	$14,585	$43,365	$(1,780)	$56,170

Balance December 31, 2017	—	$—	14,585,000	$14,585	$43,365	$(94,843)	$(36,893)

Net loss	—	—	—	—	—	(9,715)	(9,715)
Balance March 31, 2018	—	—	14,585,000	14,585	43,365	(104,558)	(46,608)

Net income	—	—	—	—	—	43,426	43,426
Balance June 30, 2018	—	$—	14,585,000	$14,585	$43,365	$(61,132)	$(3,182)

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Operating Activities
Net income (loss)	$4,785	$33,711
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,387	3,387
Changes in operating assets and liabilities:
Accounts receivable	—	(339)
Prepaid and other current assets	(2,155)
Costs in excess of billings	—	12,776
Billings in excess of costs and estimated earnings on uncompleted contracts	—	39,373
Contract assets	(2,570)	—
Contract liabilities	21,950	—
Accounts payable and accrued liabilities	3,427	50,598
Net Cash Provided By Operating Activities	28,824	139,506

Financing Activities
Payments on note payable	(2,962)	(2,837)
Net Cash Used In Financing Activities	(2,962)	(2,837)

Net change in Cash	25,862	136,669
Cash - Beginning of Period	181,093	18,252
Cash - End of Period	$206,955	$154,921

Supplemental Disclosures
Interest paid	$261	$387
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018

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

Basis of Presentation

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements and related disclosures as of June 30, 2019 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2018 and 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Note 2. Accounts Receivable

Accounts receivable consisted of the following:

	June 30,	December 31,
	2019	2018
Contract receivables	$3,000	$3,000
Less: Allowance for doubtful accounts	(3,000)	(3,000)
	$—	$—

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	June 30,	December 31,
	2019	2018
Costs on uncompleted contracts	$126,222	$169,683
Estimated earnings	62,169	76,486
	188,391	246,169
Less: Progress billings	(287,986)	(326,384)
	$(99,595)	$(80,215)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	June 30, 2019	December 31, 2018
Contract assets	$12,346	$9,776
Contract liabilities	(111,941)	(89,991)
	$(99,595)	$(80,215)

Note 4. Concentration of Risk

The Company had gross revenue of $718,341 and $654,786 for the six months ended June 30, 2019 and 2018, respectively. The Company had five customers representing more than 10% of gross revenue, and combined 77% of revenue for the six months ended June 30, 2019. The Company had five customers representing more than 10% of gross revenue, and combined 73% of revenue for the six months ended June 30, 2018.

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

This amount is recorded in equity in the accompanying June 30, 2019 and December 31, 2018 balance sheets. This will be evaluated at each reporting period for reclassification to a liability if a rescission request is made.

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

Lease expense was $11,430 and $11,240 for the six months ended June 30, 2019 and 2018, respectively.

On October 19, 2018, a former client, Paul T. Denucci filed an Original Petition naming the Company, Elijah May, our sole officer and director and Michael Chavez, our prior Chief Executive Officer and former sole director, as defendants. The Original Petition was originally filed in Williamson County, Texas, provided the proceeding was subsequently moved to the County Court of Travis County, Texas (County Court 2 – Cause No. C-1-CV-18-011465). The Original Petition alleged breach of contract and alleged defects in the pool which the Company built on Mr. Denucci’s behalf. The Original Petition seeks damages in an amount sufficient to allow Mr. Denucci to repair the alleged defects in the pool. We deny Mr. Denucci’s claims and intend to vigorously defend ourselves and our current and former officers against such claims. Trial has been set for the fourth quarter of 2019.

On December 21, 2018, a former client, Brian Moats filed an Original Petition naming Reliant Pools as a defendant in a suit filed in the County Court at Law No. 2 for Travis County, Texas (Cause No. C-1-CV-18-012062). The suit alleges that the Company failed to install a French drain under the pool as required by the terms of the contract, alleges causes of action of breach of express warranty and breach of contract and seeks damages of between $100,000 and $200,000. We deny Mr. Moats’ claims and intend to vigorously defend ourselves against such claims. Trial is set for the first quarter of 2020.

Note 7. Related Party Transactions

As of June 30, 2019 and December 31, 2018, Mr. Chavez was owed $5,000 from the Company. The advance is due on demand, unsecured and has no stated interest rate.

Note 8. Note Payable

	June 30, 2019	December 31, 2018
Term note with a bank secured by truck, payable in monthly installments of $537, including interest at 4.35% through February 11, 2021	$10,286	$13,248
Total long-term debt	10,286	13,248
Less: current portion	(6,124)	(5,992)
Long-term debt net of current portion	$4,162	$7,256

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services;
●	lack of insurance policies;
●	dependence on a small number of customers;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	economic downturns both in the United States and globally;
●	lawsuits and regulatory matters, the outcomes thereof, and negative perceptions in connection therewith, involving the Company and/or its officers, directors and significant shareholders;
●	risk of increased regulation of our operations; and
●	other risk factors included under “Risk Factors” below and in our latest Annual Report on Form 10-K and below.

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

Plan of Operations

We had working capital of $49,605 as of June 30, 2019. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months. We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. In the event we require additional funding, we plan to raise that through the sale of debt or equity, in a public or private offering, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. We may also use stock as consideration for acquisitions in the future, which may cause dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

We had revenue of $359,128 for the three months ended June 30, 2019, compared to revenue of $425,272 for the three months ended June 30, 2018, a decrease of $66,144 or 16% from the prior period. Revenue decreased mainly due to a decrease in pool count during the comparable periods and general timing of contracts. We completed 2 pools during the three months ended June 30, 2019 compared to completing 4 pools during the three months ended June 30, 2018.  We recognize revenue based on the percentage that a job is complete rather than upon completion. As such total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $238,632 for the three months ended June 30, 2019, compared to cost of goods sold of $280,790 for the three months ended June 30, 2018, a decrease of $42,158 or 15% from the prior period, mainly due to the decrease in projects during the period as disclosed above.

Cost of goods sold decreased mainly due to the number of pools completed combined with the decrease in masonry cost. In addition, we have seen decreased costs on complex engineered projects as well as general excavation costs. The expenses which attributed to the decrease in cost of goods sold for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, included:

Cost of Goods Sold Expense	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	Increase / (Decrease)	Percentage Change
Cost of decking	$33,914	$25,805	$8,109	31.4%
Plaster used in the construction of pools	21,396	25,201	(3,805)	(15.1%)
Gunite used in the construction of pools	32,220	36,582	(4,362)	(11.9%)
Pool equipment used to filter and circulate the water used in our pools	42,425	47,432	(5,007)	(10.6%)
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	17,730	37,275	(19,545)	(52.4%)
Excavation and steel expenses	42,287	44,204	(1,917)	(4.3%)
Other, including labor	48,660	64,291	(15,631)	(24.3%)
Total	$238,632	$280,790	$(42,158)	(15.0%)

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

We had a gross margin of $120,496 for the three months ended June 30, 2019, compared to a gross margin of $144,482 for the three months ended June 30, 2018, a decrease of $23,986 or 17% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 34% and 34% for the three months ended June 30, 2019 and 2018, respectively.

We had operating expenses consisting solely of general and administrative expenses of $121,947 for the three months ended June 30, 2019, compared to operating expenses consisting solely of general and administrative expenses of $100,884 for the three months ended June 30, 2018. Operating expenses increased $21,063 or 21% from the prior period mainly due to increases in wages and professional fees. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $19 for the three months ended June 30, 2019, compared to interest income of $14 for the three months ended June 30, 2018. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $123 and $186, for the three months ended June 30, 2019 and 2018, respectively, due to interest paid in connection with the purchase of a truck used in our business, as described in greater detail under “Liquidity and Capital Resources” below.

We had a net loss of $1,555 for the three months ended June 30, 2019, compared to net income of $43,426 for the three months ended June 30, 2018, an increase in net loss of $44,981 or 104%, mainly due to the decrease in revenue and increase in general and administrative expenses, offset by the decrease in cost of goods sold, each as described above.

For the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

We had revenue of $718,341 for the six months ended June 30, 2019, compared to revenue of $654,786 for the six months ended June 30, 2018, an increase of $63,555 or 10% from the prior period. Revenue increased mainly due to larger pools being completed during the current period compared to the prior period. We completed 7 pools during the six months ended June 30, 2019 compared to completing 6 pools during the six months ended June 30, 2018.  We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $468,678 for the six months ended June 30, 2019, compared to cost of goods sold of $438,663 for the six months ended June 30, 2018, an increase of $30,015 or 7% from the prior period, mainly due to the increase in projects during the period as disclosed above.

Cost of goods sold increased mainly due to the number of pools completed combined with the increase in decking cost. The expenses which attributed to the increase in cost of goods sold for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, included:

	For the Six	For the Six
	Months Ended	Months Ended	Increase /	Percentage
Cost of Goods Sold Expense	June 30, 2019	June 30, 2018	(Decrease)	Change
Cost of decking	$88,272	$39,772	$48,500	121.9%
Plaster used in the construction of pools	42,547	30,142	12,405	41.2%
Gunite used in the construction of pools	48,531	65,550	(17,019)	(26.0%)
Pool equipment used to filter and circulate the water used in our pools	73,645	68,823	4,822	7.0%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	55,186	62,260	(7,074)	(11.4%)
Excavation and steel expenses	61,695	65,681	(3,986)	(6.1%)
Other, including labor	98,802	106,435	(7,633)	(7.2%)
Total	$468,678	$438,663	$30,015	6.8%

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

We had a gross margin of $249,663 for the six months ended June 30, 2019, compared to a gross margin of $216,123 for the six months ended June 30, 2018, an increase of $33,540 or 16% from the prior period due to the reasons described above. Gross margin as a percentage of revenue increased to 35% for the six months ended June 30, 2019, compared to 33% for the six months ended June 30, 2018. The increase in gross margin as a percentage of revenue was mainly due to the sale of more complex pools which resulted in an improved gross margin.

We had operating expenses consisting solely of general and administrative expenses of $244,658 for the six months ended June 30, 2019, compared to operating expenses consisting solely of general and administrative expenses of $182,045 for the six months ended June 30, 2018. Operating expenses increased $62,613 or 34% from the prior period mainly due to increases in wages and professional fees. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $41 for the six months ended June 30, 2019, compared to interest income of $20 for the six months ended June 30, 2018. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $261 and $387, for the six months ended June 30, 2019 and 2018, respectively, due to interest paid in connection with the purchase of a truck used in our business, as described in greater detail under “Liquidity and Capital Resources” below.

We had net income of $4,785 for the six months ended June 30, 2019, compared to net income of $33,711 for the six months ended June 30, 2018, a decrease of $28,926 or 86%, mainly due to the increase in general and administrative expenses, offset by the increase in cost of goods sold, each as described above.

Liquidity and Capital Resources

We had total assets of $243,683 as of June 30, 2019, consisting of total current assets of $232,956, which included cash of $206,955, federal income tax receivable of $10,000, $3,655 of prepaid and other current assets, $12,346 of contract assets, and equipment, net of accumulated depreciation, of $10,727. Federal income tax receivable relates to a $10,000 payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the six months ended June 30, 2019, due to the utilization of a net loss carryforward. The Company currently estimates that it will not owe regular federal income tax for the year ended December 31, 2019 and has recorded the payment as an asset as of June 30, 2019.

We had total liabilities of $187,513 as of June 30, 2019, which included total current liabilities of $183,351, consisting of accounts payable and accrued liabilities of $60,286, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $111,941, current portion of long-term note payable of $6,124 and $5,000 of related party advances relating to amounts advanced to the Company by Michael Chavez, the Company’s former Chief Executive Officer, which amount is due on demand, unsecured and has no stated interest rate, and long-term liabilities consisting of long-term note payable of $4,162, representing amounts owed in connection with the purchase of a truck used in our business.

We had working capital of $49,605 as of June 30, 2019, compared to working capital of $44,527 as of December 31, 2018.

We had $28,824 of net cash provided by operating activities for the six months ended June 30, 2019, which was mainly due to an increase in contract liabilities of $21,950, compared to $139,506 of net cash provided by operating activities for the six months ended June 30, 2018, due mainly to increases in accounts payable and accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts.

We had $2,962 of net cash used in financing activities for the six months ended June 30, 2019, which was due to payments on note payable. We had $2,837 of cash used in financing activities for the six months ended June 30, 2018, which was due to payments on note payable.

We had no cash used in, or provided by, investing activities for the six months ended June 30, 2019 and June 30, 2018, respectively.

As of June 30, 2019, we owed $6,124 in current portion of, and $4,162 of long-term portion of, note payable, in connection with our purchase of a Ford F-150 truck for work purposes. The note payable accrues interest at the rate of 4.35% per annum and requires that we pay $537 per month until February 2021.

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

Backlog

On June 30, 2019, we had approximately $727,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during the remainder of 2019 and early 2020.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our consolidated financial statements for the six months ended June 30, 2019.

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

Classification of Construction Contract-related Assets and Liabilities. Costs and estimated earnings in excess of billings on uncompleted contracts (Contract assets) are presented as a current asset in the accompanying consolidated balance sheets, and billings in excess of costs and estimated earnings on uncompleted contracts (Contract liabilities) are presented as a current liability in the accompanying consolidated balance sheets. The Company’s contracts vary in duration, with the duration of some larger contracts exceeding one year. Consistent with industry practices, the Company includes the amounts realizable and payable under contracts, which may extend beyond one year, in current assets and current liabilities. The vast majority of these balances are settled within one year.

Equipment. Equipment, consisting mainly of a truck, is stated at cost. The Company depreciates the cost of equipment using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. Depreciation expense was approximately $1,694 for the three months ended and $3,387 for the six months ended, June 30, 2019 and 2018, respectively. The estimated useful life of the truck is five years.

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

Management, consisting of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of June 30, 2019, based on the evaluation of these disclosure controls and procedures, our CEO and CFO has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

On October 19, 2018, a former client, Paul T. Denucci filed an Original Petition naming the Company, Elijah May, our sole officer and director and Michael Chavez, our prior Chief Executive Officer and former sole director, as defendants. The Original Petition was originally filed in Williamson County, Texas, provided the proceeding was subsequently moved to the County Court of Travis County, Texas (County Court 2 – Cause No. C-1-CV-18-011465). The Original Petition alleged breach of contract and alleged defects in the pool which the Company built on Mr. Denucci’s behalf. The Original Petition seeks damages in an amount sufficient to allow Mr. Denucci to repair the alleged defects in the pool. We deny Mr. Denucci’s claims and intend to vigorously defend ourselves and our current and former officers against such claims. Trial is set for the fourth quarter of 2019.

On December 21, 2018, a former client, Brian Moats, filed an Original Petition naming Reliant Pools as a defendant in a suit filed in the County Court at Law No. 2 for Travis County, Texas (Cause No. C-1-CV-18-012062). The suit alleges that the Company failed to install a French drain under the pool as required by the terms of the contract, alleges causes of action of breach of express warranty and breach of contract and seeks damages of between $100,000 and $200,000. We deny Mr. Moats’ claims and intend to vigorously defend ourselves against such claims. Trial is set for the first quarter of 2020.

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019, under the heading “Item 1A. Risk Factors”, except as discussed below, and investors should review the risks provided in the Annual Report and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Our backlog may not be realized or may not result in revenue or profit.

As of June 30, 2019, we had approximately $727,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during the remainder of 2019 and early 2020. However, most of our contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue that we actually receive from contracts in our backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in our backlog for extended periods of time.

Given these factors, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Inability to realize revenue from our backlog could have an adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

RELIANT HOLDINGS, INC.

Date: August 12, 2019	By: /s/ Elijah May
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