Form 10-Q
period 2019-09-30
Reliant Holdings, Inc.
filed 2019-11-14
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 14,585,000 shares of common stock are issued and outstanding as of November 12, 2019.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$246,754	$181,093
Real estate inventory	17,424	—
Federal income tax receivable	10,000	10,000
Prepaid and other current assets	—	1,500
Contract assets	29,076	9,776

Total current assets	303,254	202,369

Equipment, net of accumulated depreciation of $25,893 and $20,812 at September 30, 2019 and December 31, 2018, respectively	9,033	14,114

Total Assets	$312,287	$216,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$97,619	$56,859
Contract liabilities	78,364	89,991
Current portion of note payable	—	5,992
Due to related party	—	5,000

Total current liabilities	175,983	157,842

Long-term note payable, net of current portion	—	7,256

Total Liabilities	175,983	165,098

Commitments

Stockholders’ Equity
Common stock, 70,000,000 shares authorized, $.001 par value, 14,585,000 issued and outstanding as of September 30, 2019 and December 31, 2018	14,585	14,585
Additional paid-in capital	43,365	43,365
Accumulated deficit	78,354	(6,565)

Total Stockholders’ Equity	136,304	51,385

Total Liabilities and Stockholders’ Equity	$312,287	$216,483

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$591,891	$438,977	$1,310,232	$1,093,763
Cost of goods sold	(401,284)	(287,232)	(869,962)	(725,895)
Gross Margin	190,607	151,745	440,270	367,868

Operating Expenses
General and administrative	110,378	85,985	355,036	268,030

Total Operating Expenses	(110,378)	(85,985)	(355,036)	(268,030)

Income (Loss) From Operations	80,229	65,760	85,234	99,838

Other income (expense)
Interest income	32	18	73	39
Interest expense	(127)	(170)	(388)	(558)

Total other income (expense)	(95)	(152)	(315)	(519)

Income (Loss) before income taxes	80,134	65,608	84,919	99,319

Provision for Income Tax	—	—	—	—

Net Income (Loss)	$80,134	$65,608	$84,919	$99,319

Net Income (Loss) Per Share - Basic and Diluted	$0.01	$0.00	$0.01	$0.01

Weighted Average Common Shares Outstanding	14,585,000	14,585,000	14,585,000	14,585,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

For the nine months ended September 30, 2019 and 2018

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance December 31, 2018	—	$—	14,585,000	$14,585	$43,365	$(6,565)	$51,385

Net income	—	—	—	—	—	6,340	6,340
Balance March 31, 2019	—	—	14,585,000	14,585	43,365	(225)	57,725

Net loss	—	—	—	—	—	(1,555)	(1,555)
Balance June 30, 2019	—	—	14,585,000	14,585	43,365	(1,780)	56,170

Net income	—	—	—	—	—	80,134	80,134
Balance September 30, 2019	—	$—	14,585,000	$14,585	$43,365	$78,354	$136,304

Balance December 31, 2017	—	$—	14,585,000	$14,585	$43,365	$(94,843)	$(36,893)

Net loss	—	—	—	—	—	(9,715)	(9,715)
Balance March 31, 2018	—	—	14,585,000	14,585	43,365	(104,558)	(46,608)

Net income	—	—	—	—	—	43,426	43,426
Balance June 30, 2018	—	—	14,585,000	14,585	43,365	(61,132)	(3,182)

Net income	—	—	—	—	—	65,608	65,608
Balance September 30, 2018	—	$—	14,585,000	$14,585	$43,365	$4,476	$62,426

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Operating Activities
Net income	$84,919	$99,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,081	5,081
Changes in operating assets and liabilities:
Accounts receivable	—	(2,430)
Real estate inventory	(17,424)	—
Prepaid and other current assets	1,500	—
Contract assets	(19,300)	15,088
Contract liabilities	(11,627)	66,299
Accounts payable and accrued liabilities	40,760	15,067
Net Cash Provided By Operating Activities	83,909	198,424

Financing Activities
Payments on related party advances	(5,000)	—
Payments on note payable	(13,248)	(4,278)
Net Cash Used In Financing Activities	(18,248)	(4,278)

Net change in Cash	65,661	194,146
Cash - Beginning of Period	181,093	18,252
Cash - End of Period	$246,754	$212,398

Supplemental Disclosures
Interest paid	$368	$956
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018

(unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Reliant Holdings, Inc. (the “Company”) was formed as a Nevada corporation on May 19, 2014. On May 23, 2014, Reliant Holdings, Inc., along with Reliant Pools, Inc., formerly Reliant Pools, G.P., which was formed in September 2013 (“Reliant Pools”) and the shareholders of Reliant Pools, entered into an Agreement for the Exchange of common stock whereby Reliant Pools, Inc. became a wholly-owned subsidiary of Reliant Holdings, Inc. Reliant Holdings, Inc. designs, and installs swimming pools. On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. During the third quarter of 2019, the Company purchased land on which it intends to construct a custom home. The Company is headquartered in Austin, Texas.

Basis of Presentation

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements and related disclosures as of September 30, 2019 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2018 and 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Note 2. Accounts Receivable

Accounts receivable consisted of the following:

	September 30,	December 31,
	2019	2018
Contract receivables	$3,000	$3,000
Less: Allowance for doubtful accounts	(3,000)	(3,000)
	$—	$—

The Company recognized no bad debt expense during the nine months ended September 30, 2019 and 2018.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	September 30,	December 31,
	2019	2018
Costs on uncompleted contracts	$430,204	$169,683
Estimated earnings	213,407	76,486
	643,611	246,169
Less: Progress billings	(692,899)	(326,384)
	$(49,288)	$(80,215)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	September 30, 2019	December 31, 2018
Costs and estimated earnings in excess of billings on uncompleted contracts	$29,076	$9,776
Billings in excess of costs and estimated earnings on uncompleted contracts	(78,364)	(89,991)
	$(49,288)	$(80,215)

Note 4. Concentration of Risk

The Company had gross revenue of $1,310,232 and $1,093,763 for the nine months ended September 30, 2019 and 2018, respectively. The Company had four customers representing more than 10% of gross revenue, and combined 48% of revenue for the nine months ended September 30, 2019. The Company had three customers representing more than 10% of gross revenue, and combined 34% of revenue for the nine months ended September 30, 2018.

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

This amount is recorded in equity in the accompanying September 30, 2019 and December 31, 2018 balance sheets. This will be evaluated at each reporting period for reclassification to a liability if a rescission request is made.

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

Note 6. Commitments and Contingencies

The Company leases approximately 1,000 square feet of office space in Austin, Texas. The lease was to expire in September 2017 with a monthly rent of $1,695. On September 5, 2017 and effective on September 30, 2017, the Company extended its office space lease from October 1, 2017 to September 30, 2018. In connection with the extension, the Company agreed to a rental increase to $1,745 per month. On October 15, 2018, the Company extended the office space lease from October 1, 2018 through September 30, 2019 for a rental rate of $1,795 per month. On August 30, 2019, and effective on September 30, 2019, the Company extended the office space lease again, from October 1, 2019, through September 30, 2020, for a rental rate of $1,845 per month.

Lease expense was $17,145 and $16,805 for the nine months ended September 30, 2019 and 2018, respectively.

On October 19, 2018, a former client, Paul T. Denucci filed an Original Petition naming the Company, Elijah May, our sole officer and director and Michael Chavez, our prior Chief Executive Officer and former sole director, as defendants. The Original Petition was originally filed in Williamson County, Texas, provided the proceeding was subsequently moved to the County Court of Travis County, Texas (County Court 2 – Cause No. C-1-CV-18-011465). The Original Petition alleged breach of contract and alleged defects in the pool which the Company built on Mr. Denucci’s behalf. The Original Petition seeks damages in an amount sufficient to allow Mr. Denucci to repair the alleged defects in the pool. We deny Mr. Denucci’s claims and intend to vigorously defend ourselves and our current and former officers against such claims. Trial has been set for December 2019.

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

Note 7. Related Party Transactions

As of September 30, 2019 and December 31, 2018, Mr. Chavez was owed $0 and $5,000, respectively, from the Company. The advance was due on demand, unsecured, repaid in the third quarter of 2019 and had no stated interest rate.

Note 8. Note Payable

	September 30, 2019	December 31, 2018
Term note with a bank secured by truck, payable in monthly installments of $537, including interest at 4.35% through February 11, 2021	$—	$13,248
Total long-term debt	—	13,248
Less: current portion	—	(5,992)
Long-term debt net of current portion	$—	$7,256

Note 9. Real Estate Inventory

As of September 30, 2019, real estate inventory consists of one lot in Lago Vista, Texas.

Real estate inventory is stated at cost unless the carrying amount is determined not to be recoverable. As of September 30, 2019, the Company has not begun development on the land purchased.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services;
●	lack of insurance policies;
●	dependence on a small number of customers;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	our ability to construct, market and sell a planned custom home;
●	economic downturns both in the United States and globally;
●	lawsuits and regulatory matters, the outcomes thereof, and negative perceptions in connection therewith, involving the Company and/or its current or former officers, directors and significant shareholders;
●	risk of increased regulation of our operations; and
●	other risk factors included under “Risk Factors“ below and under “Item 1A. Risk Factors“ in our latest Annual Report on Form 10-K.

You should read the matters described and incorporated by reference in “Risk Factors“ and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations“ contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 1, 2019 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements“.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov (our filings can be found at https://www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=0001682265). Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

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

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it intends to construct a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet, and the Company plans to obtain bank financing for the construction costs associated with the build, which funding has not yet been obtained and may not be available on favorable terms, if at all.

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

Plan of Operations

We had working capital of $127,271 as of September 30, 2019. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months. We may require additional funding in the future to expand or complete acquisitions and anticipate needing to borrow additional funding in the future to complete our planned custom home construction. The sources of this capital are expected to be equity investments, notes payable or bank funding (which is planned to be the source of our construction funding in connection with our planned custom home build). Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. In the event we require additional funding, we plan to raise that through the sale of debt or equity, in a public or private offering, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. We may also use stock as consideration for acquisitions in the future, which may cause dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

We had revenue of $591,891 for the three months ended September 30, 2019, compared to revenue of $438,977 for the three months ended September 30, 2018, an increase of $152,914 or 35% from the prior period. Revenue increased mainly due to an increase in pool count during the comparable periods and general timing of contracts. We completed two pools during the three months ended September 30, 2019 compared to completing six pools during the three months ended September 30, 2018. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $401,284 for the three months ended September 30, 2019, compared to cost of goods sold of $287,232 for the three months ended September 30, 2018, an increase of $114,052 or 40% from the prior period, mainly due to the increase in projects during the period as disclosed above.

Cost of goods sold increased mainly due to the number of pools completed combined with the increase in other costs, including labor. In addition, we have seen increased costs decking and pool equipment costs associated with higher end projects and increases in the average cost of constructed pools during the current period compared to the last. The expenses which attributed to the increase in cost of goods sold for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, included:

	For the Three	For the Three
	Months Ended	Months Ended
Cost of Goods Sold Expense	September 30, 2019	September 30, 2018	Increase / (Decrease)	Percentage Change
Cost of decking	$65,191	$35,239	$29,952	85.0%
Plaster used in the construction of pools	24,605	34,719	(10,114)	(29.1%)
Gunite used in the construction of pools	39,047	31,494	7,553	24.0%
Pool equipment used to filter and circulate the water used in our pools	63,570	46,378	17,192	37.1%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	33,612	54,014	(20,402)	(37.8%)
Excavation and steel expenses	54,506	48,335	6,171	12.8%
Other, including labor	120,753	37,053	83,700	225.9%
Total	$401,284	$287,232	$114,052	39.7%

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

We had a gross margin of $190,607 for the three months ended September 30, 2019, compared to a gross margin of $151,745 for the three months ended September 30, 2018, an increase of $38,862 or 26% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 32% and 35% for the three months ended September 30, 2019 and 2018, respectively.

We had operating expenses consisting solely of general and administrative expenses of $110,378 for the three months ended September 30, 2019, compared to operating expenses consisting solely of general and administrative expenses of $85,985 for the three months ended September 30, 2018. Operating expenses increased $24,393 or 29% from the prior period mainly due to increases in commissions on sales and professional fees. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $32 for the three months ended September 30, 2019, compared to interest income of $18 for the three months ended September 30, 2018. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $127 and $170, for the three months ended September 30, 2019 and 2018, respectively, due to interest paid in connection with the purchase of a truck used in our business, as described in greater detail under “Liquidity and Capital Resources“ below.

We had net income of $80,134 for the three months ended September 30, 2019, compared to net income of $65,608 for the three months ended September 30, 2018, an increase in net income of $14,526 or 22%, mainly due to the increase in revenue, offset by the increase in cost of goods sold and increase in general and administrative expenses, each as described above.

For the Nine months Ended September 30, 2019 Compared to the Nine months Ended September 30, 2018

We had revenue of $1,310,232 for the nine months ended September 30, 2019, compared to revenue of $1,093,763 for the nine months ended September 30, 2018, an increase of $216,469 or 20% from the prior period. Revenue increased mainly due to larger pools being completed during the current period compared to the prior period. We completed eleven pools during the nine months ended September 30, 2019 compared to completing twelve pools during the nine months ended September 30, 2018. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $869,962 for the nine months ended September 30, 2019, compared to cost of goods sold of $725,895 for the nine months ended September 30, 2018, an increase of $144,067 or 20% from the prior period, mainly due to the increase in projects during the period as disclosed above.

Cost of goods sold increased mainly due to the number of pools completed combined with the increase in decking cost and other costs, including labor, as a result of higher end projects being completed and increases in the average cost of constructed pools during the current period, compared to the last. The expenses which attributed to the increase in cost of goods sold for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, included:

	For the Nine Months Ended	For the Nine Months Ended
Cost of Goods Sold Expense	September 30, 2019	September 30, 2018	Increase / (Decrease)	Percentage Change
Cost of decking	$153,463	$75,011	$78,452	104.6%
Plaster used in the construction of pools	67,152	64,861	2,291	3.5%
Gunite used in the construction of pools	87,578	97,044	(9,466)	(9.8%)
Pool equipment used to filter and circulate the water used in our pools	137,215	115,201	22,014	19.1%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	88,798	116,274	(27,476)	(23.6%)
Excavation and steel expenses	116,201	114,016	2,185	1.9%
Other, including labor	219,555	143,488	76,067	53.0%
Total	$869,962	$725,895	$144,067	19.8%

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

We had a gross margin of $440,270 for the nine months ended September 30, 2019, compared to a gross margin of $367,868 for the nine months ended September 30, 2018, an increase of $72,402 or 20% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 34% for both for the nine months ended September 30, 2019 and 2018.

We had operating expenses consisting solely of general and administrative expenses of $355,036 for the nine months ended September 30, 2019, compared to operating expenses consisting solely of general and administrative expenses of $268,030 for the nine months ended September 30, 2018. Operating expenses increased $87,006 or 33% from the prior period mainly due to increases in commissions on sales and professional fees. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $73 for the nine months ended September 30, 2019, compared to interest income of $39 for the nine months ended September 30, 2018. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $388 and $558, for the nine months ended September 30, 2019 and 2018, respectively, due to interest paid in connection with the purchase of a truck used in our business, as described in greater detail under “Liquidity and Capital Resources” below.

We had net income of $84,919 for the nine months ended September 30, 2019, compared to net income of $99,319 for the nine months ended September 30, 2018, a decrease of $14,400 or 15%, mainly due to the increase in general and administrative expenses and the increase in cost of goods sold, offset by the increase in revenues, each as described above.

Liquidity and Capital Resources

We had total assets of $312,287 as of September 30, 2019, consisting of total current assets of $303,254, which included cash of $246,754, real estate inventory of $17,424, federal income tax receivable of $10,000, $29,076 of contract assets, and equipment, net of accumulated depreciation, of $9,033. Federal income tax receivable relates to a $10,000 payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the nine months ended September 30, 2019, due to the utilization of a net loss carryforward. The Company currently estimates that it will not owe regular federal income tax for the year ended December 31, 2019 and has recorded the payment as an asset as of September 30, 2019. Included in equipment and land as of September 30, 2019 is the value of the land which the Company acquired in the third quarter of 2019, which it plans to build a custom home on.

We had total liabilities of $175,983 as of September 30, 2019, which included total current liabilities of $175,983, consisting of accounts payable and accrued liabilities of $97,619, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $78,364.

As of December 31, 2018, we owed $13,248 under a note payable issued in connection with the purchase of a truck used in our business which has since been repaid in full. We also owed $5,000 in related party advances relating to amounts advanced to the Company by Michael Chavez, the Company’s former Chief Executive Officer, which amount was due on demand, unsecured and had no stated interest rate, which amount was repaid in full during the third quarter of 2019.

We had working capital of $127,271 as of September 30, 2019, compared to working capital of $44,527 as of December 31, 2018.

We had $83,909 of net cash provided by operating activities for the nine months ended September 30, 2019, which was mainly due to an increase in accounts payable and accrued liabilities of $40,760 and $84,919 of net income, compared to $198,424 of net cash provided by operating activities for the nine months ended September 30, 2018, due mainly to increases in billings in excess of costs and estimated earnings on uncompleted contracts and net income of $99,319.

We had $18,248 of net cash used in financing activities for the nine months ended September 30, 2019, which was due to payments on note payable ($13,248) and payments on related party advances (as discussed above)($5,000). We had $4,278 of cash used in financing activities for the nine months ended September 30, 2018, which was due solely to payments on note payable.

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

Backlog

On September 30, 2019, we had approximately $797,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during the remainder of 2019 and early 2020.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our consolidated financial statements for the nine months ended September 30, 2019.

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

Equipment. Equipment, consisting mainly of a truck, is stated at cost. The Company depreciates the cost of equipment using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. Depreciation expense was approximately $1,694 for the three months ended and $5,081 for the nine months ended, September 30, 2019 and 2018, respectively. The estimated useful life of the truck is five years.

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

Management, consisting of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of September 30, 2019, based on the evaluation of these disclosure controls and procedures, our CEO and CFO has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

On October 19, 2018, a former client, Paul T. Denucci filed an Original Petition naming the Company, Elijah May, our sole officer and director and Michael Chavez, our prior Chief Executive Officer and former sole director, as defendants. The Original Petition was originally filed in Williamson County, Texas, provided the proceeding was subsequently moved to the County Court of Travis County, Texas (County Court 2 – Cause No. C-1-CV-18-011465). The Original Petition alleged breach of contract and alleged defects in the pool which the Company built on Mr. Denucci’s behalf. The Original Petition seeks damages in an amount sufficient to allow Mr. Denucci to repair the alleged defects in the pool. We deny Mr. Denucci’s claims and intend to vigorously defend ourselves and our current and former officers against such claims. Trial is set for December 2019.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019, under the heading “Item 1A. Risk Factors“, except as discussed below, and investors should review the risks provided in the Annual Report and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors“ and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Risks Related to Our Business Operations and Our Industry:

A major safety incident relating to our operations could be costly in terms of potential liabilities and reputational damage.

Construction sites are inherently dangerous and pose certain inherent health and safety risks to construction workers, employees and other visitors. Due to health and safety regulatory requirements, health and safety performance is important to the success of our construction activities. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly and could expose us to claims resulting from personal injury. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our business, financial condition and operating results.

Our backlog may not be realized or may not result in revenue or profit.

As of September 30, 2019, we had approximately $797,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during the remainder of 2019 and early 2020. However, most of our contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue that we actually receive from contracts in our backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in our backlog for extended periods of time.

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

The Company had gross revenue of $1,310,232 and $1,093,763 for the nine months ended September 30, 2019 and 2018, respectively. The Company had four customers representing more than 10% of gross revenue, and combined 48% of revenue for the nine months ended September 30, 2019. The Company had three customers representing more than 10% of gross revenue, and combined 34% of revenue for the nine months ended September 30, 2018. The Company had gross revenue of $1,506,830 and $1,178,054 for the years ended December 31, 2018 and 2017, respectively. The Company had no customers representing approximately 10% of gross revenues for the year ended December 31, 2018 and had two customers representing more than 10% of gross revenue, and a combined 23% of revenue for the year ended December 31, 2017 and no customers representing approximately 10% of gross revenues for the year ended December 31, 2016.

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

Risks Relating to Our Planned Custom Homebuilder Operations:

A downturn in the homebuilding market could adversely affect our planned operations as a custom home builder.

In the third quarter of 2019 we acquired land on which we plan to build a custom home, which we then plan to sell. Demand for new and custom homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. Reduced demand for new homes could have a negative effect on us and our ability to sell the planned custom home.

We may experience significant costs in connection with the construction of our planned custom home.

The cost of materials and labor necessary to complete the construction of our planned custom home are subject to inflationary pressures, supply and demand and the health of the economy in general. Higher than budgeted costs could have a material adverse effect on our results of operations and cause us to lose money on the construction and sale of the planned custom home.

An increase in mortgage interest rates could decrease a buyer’s ability or desire to purchase our planned custom home.

When interest rates increase, the cost of owning a new home increases, which usually reduces the number of potential buyers who can afford to purchase a home. The cost of mortgage financing could result in a decline in the demand for our planned custom home, and as result, make it harder for us to sell such home, or require us to reduce the proposed sale price of such home.

Shortages in the availability of subcontract labor may delay construction schedules and increase our costs.

We anticipate depending on the availability of, and satisfactory performance by, consultants and subcontractors for the design and construction of our planned custom home. The cost of labor may be adversely affected by shortages of qualified trades people, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. Shortages of skilled labor are anticipated to lead to increased labor costs. In the future there may not be a sufficient supply of, or satisfactory performance by, these unaffiliated third-party consultants and subcontractors, which could have a material adverse effect on our business.

Products supplied to us and work done by subcontractors can expose us to risks that may adversely affect our business.

We plan to rely on subcontractors to perform the actual construction of our custom home, and in many cases, to select and obtain building materials. Despite detailed specifications and quality control procedures, in some cases, subcontractors may use improper construction processes or defective materials. Defective products can result in the need to perform extensive repairs. The cost of complying with our warranty obligations may be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers and insurers. We may also suffer damage to our reputation, and may be exposed to possible liability, if subcontractors fail to comply with applicable laws, including laws involving things that are not within our control.

Natural disasters and severe weather conditions could delay our planned custom home construction and increase costs.

Our planned custom homebuilding operations are anticipated to be conducted in areas that are subject to natural disasters, including hurricanes, earthquakes, droughts, floods, wildfires and severe weather. The occurrence of natural disasters or severe weather conditions may delay the construction of our planned custom home, increase costs by damaging inventories and lead to shortages of labor and materials in areas affected by the disasters, and can negatively impact the demand for new homes in affected areas. Any natural disasters or similar events effecting our planned homebuilding operations may have a material adverse effect on our results of operations.

Increases in interest rates and decreases in mortgage availability may make purchasing a home more difficult or less desirable and may negatively impact our ability to sell our planned custom home.

In general, housing demand is adversely affected by increases in interest rates and a lack of availability of mortgage financing. We anticipate any buyer of our planned custom home to finance their home purchase through a third-party lender providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of a prospective buyer to finance home purchases is adversely affected, our ability to sell our planned custom home may be adversely affected and the impact may be material.

If we are unable to successfully compete in the highly competitive housing industry, our financial results and growth may suffer.

The housing industry is highly competitive. We plan to compete in such industry with national, regional and local developers and homebuilders, resale of existing homes, condominiums and available rental housing. Some of our competitors have significantly greater financial resources and some may have lower costs than we do. Competition among homebuilders of all sizes is based on a number of interrelated factors, including location, reputation, amenities, design, innovation, quality and price. Competition is expected to be intense. If we are unable to successfully compete, our financial results and growth could suffer.

Expirations, amendments or changes to tax laws, incentives or credits may negatively impact our business.

Under previous tax law, certain expenses of owning a home, including mortgage loan interest costs and real estate taxes, generally were deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, tax liability. However, the Tax cuts and Jobs Act (the “Tax Act”) signed into law on December 22, 2017, limits these deductions for some individuals starting in 2018. The Tax Act caps individual state and local tax deductions at $10,000 for the aggregate of state and local real property and income taxes or state and local sales taxes. Additionally, the Tax Act reduces the cap on mortgage interest deduction to $750,000 of debt for debt incurred after December 15, 2017 while retaining the $1 million debt cap for debt incurred prior to December 15, 2017. The limits on deductibility of mortgage interest and property taxes may increase the after-tax cost of owning a home for some individuals.

Any increases in personal income tax rates and/or additional tax deduction limits could adversely impact demand for our planned custom home, which could adversely affect the results of our operations.

We are subject to home warranty and construction defect claims arising in the ordinary course of business, which may lead to additional reserves or expenses.

Home warranty and construction defect claims are common in the homebuilding industry and can be costly. Certain claims may not be covered by insurance or may exceed applicable coverage limits, which could be material to our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On August 30, 2019, and effective on September 30, 2019, the Company extended the office space lease again, from October 1, 2019, through September 30, 2020, for a rental rate of $1,845 per month.

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

RELIANT HOLDINGS, INC.

Date: November 14, 2019	By: /s/ Elijah May
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