Form 10-K
period 2019-12-31
Reliant Holdings, Inc.
filed 2020-03-30
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Common Stock, $0.001 Par Value Per share

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☑

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

As of March 26, 2020, there were 14,585,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services;
●	lack of insurance policies;
●	dependence on a small number of customers;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	health risks, economic slowdowns and other negative outcomes caused by COVID-19;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included under “Risk Factors” below.

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Reliant”, “Reliant Holdings” and “Reliant Holdings, Inc.” refer specifically to Reliant Holdings, Inc. and its consolidated subsidiaries.

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

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it intends to construct a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet, and the Company plans to obtain bank financing for the construction costs associated with the build, which funding the Company believes it has located, but has not yet been formalized due to slowdowns and shutdowns associated with the Covid-19 coronavirus. Such funding may not be available on favorable terms, if at all.

Organizational Structure

The following chart reflects our current organization structure, including our wholly-owned subsidiaries.

Description of Business Operations:

Residential Pools

We, through our wholly-owned subsidiary Reliant Pools (which has been in operation since September 2013), are an award winning, custom, swimming pool construction company located in the greater Austin, Texas market. In the future, we also plan to offer residential swimming pool maintenance services. We assist customers with the design of, and then construct, recreational pools which blend in with the surroundings, geometric pools which complement the home’s architecture and water features (e.g., waterfalls and negative edge pools) which provide the relaxing sounds of moving water. We won four Association of Pool & Spa Professionals (ARSP) Region 3 Design Awards for our designs in 2016 and one award in 2017. Moving forward, we plan on expanding our operations through an accretive business model in which we plan to acquire competitors in both the custom pool construction and pool maintenance/service industries locally, regionally, and nationally. Additionally, as discussed below, we are also in the process of expanding our operations in the Austin, Texas area as a custom home builder.

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

Competitive Strengths

We believe we have a strong competitive position in the custom pool construction industry in Austin, Texas, due to, among other things:

●	Industry Expertise. We believe our employees and subcontractors are among the most skilled and experienced in the region. With over 40 years of industry experience (combined experience of the management, plan designers, and the construction personnel and subcontractors), we are dedicated to customer satisfaction from the moment we contract with a customer to the day each project is completed.

●	Reputation and Name Recognition. Our name recognition, reputation and quality of workmanship has resulted in referral business and established relationships with home builders who refer us prospective customers from time-to-time.

●	Innovative Sales and Marketing Approach. Our experienced sales designers provide us with significant advantages over competitors that have less qualified sales personnel and/or utilize less sophisticated sales methods.

●	Customer Satisfaction. Customer satisfaction is a key component of our marketing strategy which is based upon referral business. We use only top quality materials and equipment.

Growth Strategy

We believe that our competitive strengths provide a platform for expansion. Our growth strategy includes the following components:

●	Pursue Pool Cleaning and Maintenance. We plan on expanding our operations into pool cleaning and maintenance by acquisition as well as continuing to grow our custom homes division, funding permitting.

●	Pursue Vertical Business Opportunities. We also plan on expanding our revenue centers by either acquiring or developing vertical businesses that complement the pool building business.

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

Custom Homes

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it intends to construct a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet, and the Company plans to obtain bank financing for the construction costs associated with the build, which funding the Company believes it has located, but has not yet been formalized due to slowdowns and shutdowns associated with the Covid-19 coronavirus. Such funding may not be available on favorable terms, if at all.

The construction of our planned custom home is anticipated to be conducted under the supervision of an on-site construction manager. Substantially all of our construction work is planned to be performed by independent subcontractors under contracts that establish a specific scope of work at an agreed-upon price. In addition, we anticipate that our construction field manager will interact with homebuyers throughout the construction process and instruct homebuyers on post-closing home maintenance.

We plan to maintain efficient construction operations and use industry and company-specific construction practices.

Generally, we anticipate the construction materials to be used in our home builder operations will be readily available from numerous sources. However, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in global commodity prices, national tariffs, and other foreign trade factors. Additionally, the ability to consistently source qualified labor at reasonable prices may be challenging and we cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future.

We currently anticipate building custom homes on a built-to-order basis where we do not begin construction of the home until we have a signed contract with a customer. However, we may in the future also build speculative (“spec”) homes, which would allow us to compete with existing homes available in the market, especially for homebuyers that require a home within a short time frame.

We plan to market our custom home services around the end of fiscal 2020.

Dependence on a Limited Number of Customers

The Company had gross revenue of $1,822,437 and $1,506,830 for the years ended December 31, 2019 and 2018, respectively. The Company had three customers representing more than 10% of gross revenue, and combined 34% of revenue for the year ended December 31, 2019 and no customers representing approximately 10% of gross revenues for the year ended December 31, 2018.

Other than through occasional referrals from such entities, we do not have any agreements or relationships in place with home builders.

Our Industries

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

According to a report by Acute Market Reports titled “Global Swimming Pool Construction Market Size, Market Share, Application Analysis, Regional Outlook, Growth Trends, Key Players, Competitive Strategies and Forecasts, 2018 To 2026”, and released in September 2018, swimming pool construction in the U.S. is expected to grow at the rate of 4.2% from 2018 to 2026.

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

According to research by the National Association of Home Builders (NAHB) in 2013, 19% of total new single-family homes constructed in the West-South-Central portion of the United States, which includes Texas, were custom homes. The NAHB has also reported that pricing for custom homes has increased significantly in recent years. The average contract price of a custom home in 2016 was $379,000, according to NAHB analysis of Census data, compared with $260,200 in 2002. In 2016, 21% of custom homes had a contract price of $500,000 or more. In 2006, this share was 11%; in 2002, it was 4%.

The Company believes that there is a market for custom homes in the Texas Hill Country, where it has purchased real estate on which it plans to construct a custom home.

Planned Swimming Pool Maintenance Services

In the future we may plan to offer swimming pool maintenance operations including the following services:

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

The swimming pool cleaning services industry has a low level of market share concentration. To our knowledge, the majority of the industry is characterized by self-employed individuals who work as independent contractors or small operators with fewer than three employees. Since companies typically offer swimming pool cleaning within a limited geographic scope in order to limit transportation expenses, there are limited benefits to economies of scale; consequently, there is a low level of market share concentration.

The market for custom homes is highly fragmented. The Company will compete against numerous smaller construction firms offering custom home construction services, as well as against larger national construction firms building non-custom houses. Additionally, new home sales have traditionally represented a relatively small portion of overall U.S. home sales (new and existing homes). Therefore, we also compete with sales of existing house inventory and any provider of for sale or rental housing units, including apartment operators. We plan to compete primarily on the basis of location, price, quality, reputation and design.

Advertising and Marketing

We estimate that currently 30% of our customers come from word of mouth referrals from prior clients (for which we do not pay any referral fees or other compensation) and that 60% of our current clients locate us through Google adwords searches (for which we pay fees based on the click through rate of potential customers and our placement in rankings of key google word search terms which we update from time-to-time), with 10% of our customers finding us through Yelp (which we pay nominal fees for advertising on a month-to-month basis in connection with), provided that historically the majority of our customers to date have come from word of mouth referrals. Total advertising and marketing expenses for the year ended December 31, 2019 was $9,532 and for the year ended December 31, 2018 was $14,418.

We have not undertaken any advertising or marketing for our custom home operations to date.

Employees

We currently have four employees which we employ on a full-time basis. No employees are covered by collective bargaining agreements. We believe we have satisfactory relations with our employees.

We utilize independent subcontractors to install pools and plan to utilize independent subcontractors to construct our planned custom home. Our personnel act as field supervisors to oversee all aspects of the installation process and as schedulers to coordinate the activities of the subcontractors and communicate with the customer.

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

Our home building operations are subject to extensive regulations imposed and enforced by various federal, state, and local governing authorities. These regulations are complex and include building codes, land zoning and other entitlement restrictions, health and safety regulations, labor practices, marketing and sales practices, environmental regulations, rules and regulations relating to mortgage financing and title operations, and various other laws, rules, and regulations. Collectively, we anticipate that these regulations have a significant impact on the site selection and development of our planned custom homes; our house design and construction techniques; our relationships with customers, employees, suppliers, and subcontractors; and many other aspects of our planned home construction business. The applicable governing authorities frequently have broad discretion in administering these regulations, including inspections of our homes prior to closing with the customer. Additionally, we may experience extended timelines for receiving required approvals from municipalities or other government agencies that may delay our planned development and construction activities.

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

In general, under the JOBS Act a company is an “emerging growth company” if its initial public offering (“IPO”) of common equity securities was effected after December 8, 2011 and the company had less than $1.07 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an “emerging growth company” after the earliest of

(i)	the completion of the fiscal year in which the company has total annual gross revenues of $1.07 billion or more,

(ii)	the completion of the fiscal year of the fifth anniversary of the company’s IPO (which went effective on August 14, 2017),

(iii)	the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv)	the company becoming a “larger accelerated filer” as defined under the Exchange Act.

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

Other Items of the JOBS Act. The JOBS Act also provides that an “emerging growth company” can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The JOBS Act also permits research reports by a broker or dealer about an “emerging growth company” regardless of whether such report provides sufficient information for an investment decision. In addition, the JOBS Act precludes the SEC and Financial Industry Regulatory Authority (“FINRA”) from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of research reports on the “emerging growth company’s” initial public offerings (IPOs).

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

Prior Material Events

Effective on November 3, 2017, Michael Chavez, our former Chief Executive Officer and President, entered into a Voting Agreement with Elijah May, our Chief Executive Officer and President as well as our COO (the “Voting Agreement”), resulting in a change in control of the Company. Pursuant to the Voting Agreement, Mr. Chavez provided complete authority to Mr. May to vote the 4,000,000 shares of common stock which Mr. Chavez then held (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of stockholders of the Company and via any written consents. Those 4,000,000 shares represent 27.4% of the Company’s common stock and together with the 4,500,000 shares held by Mr. May prior to the parties’ entry into the Voting Agreement, constitute 58.3% of the Company’s total outstanding shares of common stock. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. Due to the Voting Agreement, Mr. May holds voting control over the Company due to his ability to vote 58.3% of the Company’s total outstanding shares of voting stock.

ITEM 1A. RISK FACTORS

Risks Related to Our Business Operations:

We may require additional financing, and we may not be able to raise funds on favorable terms or at all.

We had working capital of $147,056 as of December 31, 2019. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months, but may require additional funding in the future to support our operations and/or may seek to raise additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable,

The most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

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

There is no significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. We had net income of $103,010 for the year ended December 31, 2019, net income of $88,278 for the year ended December 31, 2018 and a net loss of $33,264 for the year ended December 31, 2017. We may not generate profitable operations in the future to ensure our continuation.

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

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

●	changes in aggregate capital spending, cyclicality and other economic conditions;

●	the timing of large customer projects, to which we may have limited visibility and cannot control;

●	our ability to effectively manage our working capital;

●	our ability to generate increased demand in our targeted markets, particularly those in which we have limited experience;

●	global epidemics and pandemics and the U.S.’s responses thereto;

●	our ability to satisfy consumer demands in a timely and cost-effective manner;

●	pricing and availability of labor and materials;

●	our inability to adjust certain fixed costs and expenses for changes in demand and the timing and significance of expenditures that may be incurred to facilitate our growth;

●	seasonal fluctuations in demand and our revenue; and

●	disruption in the supply of materials.

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

While we rely heavily on Elijah May (President, Chief Operating Officer and sole director), Mr. May has no experience serving as an officer or director of a publicly-traded company, or experience with the reporting requirements which public companies are subject to. Additionally, Mr. May has little to no significant experience with the financial accounting and preparation requirements of financial statements which we are required to file on a quarterly and annual basis under the Exchange Act. We plan to initially rely on our outside accountants and bookkeepers to help us create a system of accounting controls and procedures to maintain the Company’s accounting records, until such time, if ever, as we generate the revenues required to engage a separate Chief Accounting Officer, with accounting experience with publicly reporting companies. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to our executives’ ultimate lack of experience with publicly-traded companies in general and especially in connection with their lack of experience with the financial accounting and preparation requirements of the Exchange Act.

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

Epidemics, including the recent outbreak of coronavirus, and other crises have impacted, and could in the future, negatively impact, our business and results of operations.

Our results of operations could be harmed if the fear of communicable and rapidly spreading diseases or other crises such as natural disasters result in the inability of our contractors to perform construction services and/or prevent our sales persons from selling pools. It is difficult to predict the impact on our business of the emergence of new epidemics or other crises. We currently anticipate that the outbreak of the 2019-2020 Wuhan, China coronavirus, the global and U.S. response to such coronavirus, including travel restrictions and quarantines that governments are instituting, will have a significant negative impact on our results of operations for 2020 due to anticipated declines in the U.S. economy, our ability to timely obtain supplies and the availability of contractors and subcontractors. Currently, we are experiencing reductions to, and interruptions in, the delivery of building supplies that we anticipate will have a negative impact on our first quarter 2020 revenues and which are expected to continue to have an adverse effect on revenues moving into the second quarter and beyond. In addition, employee sicknesses and remote working environments related to the coronavirus and the federal, state and local responses to such virus, are likely to materially negatively impact our consolidated results for the first quarter and full year for 2020. To date we have experienced significant declines in March 2020 business due to the coronavirus and Travis County, Texas’s response to the coronavirus, which includes issuing shelter-in-place orders.  We currently anticipate such declines to continue for the foreseeable future, which declines will have a significant negative impact on first quarter 2020, and likely second quarter 2020, financial results, at a minimum.  Further impacts of the coronavirus and the government’s response to such virus cannot be predicted at this time but may result in further negative impacts on our operating results, cash flow and prospects, all of which may cause the value of our securities to decline in value.

Our business and operations may be adversely affected by the recent coronavirus outbreak or other similar outbreaks.

As a result of the recent coronavirus (or COVID-19) outbreak or other adverse public health developments, including voluntary and mandatory quarantines, travel restrictions and other restrictions, our operations, and those of our subcontractors, customers and suppliers, have and may continue to experience delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and may continue to be adversely affected by the coronavirus outbreak.

The timeline and potential magnitude of the coronavirus outbreak is currently unknown.  The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including our business and operations, and the demand for swimming pools and related construction services. COVID-19 has to date resulted in a widespread health crisis that has adversely affected the economies and financial markets of many countries, and may result in an economic downturn that could affect our operating results. As the potential impact from COVID-19 is difficult to predict, the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results, notwithstanding the fact that the impact of COVID-19 has already negatively affected our first quarter results of operations.

Risks Related to Our Swimming Pool Construction Operations and the Swimming Pool Construction Industry:

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

The demand for our swimming pool construction and future planned maintenance services has been, and will be adversely affected by, unfavorable economic conditions.

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

Although we hope to reduce the seasonality of our sales over time by expanding our presence through acquisitions and expansion in other areas in the State of Texas (e.g., Houston, San Antonio, and Dallas/Fort Worth), at present our business remains highly seasonal and subject to the weather in the greater Austin, Texas area. Historically, more than 50% of our net sales have been generated in the second and third quarters of the year. These quarters represent the peak months of both swimming pool use, installation, remodeling, repair and maintenance. Moreover, we typically incur net losses during the first quarter of the year. Unseasonably cold weather or extraordinary amounts of rainfall during the peak sales season can significantly reduce pool purchases and disrupt installation schedules, thereby adversely affecting sales and operating revenues. Our business is significantly affected by weather patterns. For example, unseasonably late warming trends can decrease the length of the pool season, and unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season may decrease swimming pool use, resulting in lower maintenance needs and decreased sales.

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

We rely on manufacturers and other suppliers to provide us with the products we sell and distribute. As we increase the number of products we distribute, our exposure to potential liability claims may increase. The risk of claims may also be greater with respect to products manufactured by third-party suppliers outside the United States, particularly in China. Uncertainties with respect to foreign legal systems may adversely affect us in resolving claims arising from our foreign sourced products. Even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and our company. Additionally, delays in receiving products manufactured in China or other countries as a result of the recent novel coronavirus may adversely affect, or delay, our ability to complete projects, which may in turn delay or decrease revenues.

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

The Company had gross revenue of $1,822,437 and $1,506,830 for the years ended December 31, 2019 and 2018, respectively. The Company had three customers representing more than 10% of gross revenue, and combined 34% of revenue for the year ended December 31, 2019, no customers representing approximately 10% of gross revenues for the year ended December 31, 2018 and had two customers representing more than 10% of gross revenue, and a combined 23% of revenue for the year ended December 31, 2017.

As a result, the majority of our revenues have historically been due to only a small number of customers, and we anticipate this trend continuing moving forward. As a result, in the event our customers do not pay us amounts owed, terminate work in progress or we are unable to find new customers moving forward, it could have a materially adverse effect on our results of operations and could force us to curtail or abandon our current business operations.

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

We are subject to various lawsuits and claims, and may in the future continue to be subject to various lawsuits and claims, from customers, subcontractors, employees and third parties, which lawsuits and claims could have a material adverse effect on our results of operations.

We are currently subject to various lawsuits described below under “Item 3. Legal Proceedings”. Additionally, due to the nature of our business operations, we may become party to various other lawsuits and claims which arise in the ordinary course of our business in the future. These may include, but are not limited to, claims for personal injuries, product liability and personal property damage caused by our actions or actions that we fail to take, the actions or inactions of subcontractors we hire from time to time, products we install, our construction activities, or the actions of third parties which take place at our job sites. Although specific allegations may differ, we believe the majority of the lawsuits and claims we may face in the future will likely involve claims that we failed to construct pools and spas in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or will relate to personal injuries. As of the date of the filing we are subject to two lawsuits, see “Item 3. Legal Proceedings”, below. We may also file lawsuits in certain cases pursuant to which we may seek contribution from our subcontractors and third parties for any damages and costs. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. Any resources that we, our management or employees are forced to expend defending or prosecuting lawsuits, including, but not limited to legal fees and expenses, time spent away from our business activities and customers, and damages and other liabilities we are forced to pay in any lawsuits, could have a material adverse effect on our results of operations, could force us to curtail our business operations or if material enough, could force us to seek bankruptcy protection in the future, which could cause the value of any investment in the Company to decline to zero.

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

As of December 31, 2019, we had approximately $774,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during early 2020. However, most of our contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue that we actually receive from contracts in our backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in our backlog for extended periods of time.

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

When interest rates increase, the cost of owning a new home increases, which usually reduces the number of potential buyers who can afford to purchase a home. The cost of mortgage financing could result in a decline in the demand for our planned custom home, and as a result, make it harder for us to sell such home, or require us to reduce the proposed sales price of such home.

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

As a public company reporting to the SEC, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, including Section 404(a), subject to the phase in described in greater detail below under “The JOBS Act also allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.”, that requires that we annually evaluate and report on our systems of internal controls. If material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results. This could result in a decrease in our stock price, securities litigation, and the diversion of significant management and financial resources.

In the future, when we cease to meet the criteria to be considered an “emerging growth company” or if we cease to meet the criteria to be considered a “smaller reporting company,” we will also become subject to Section 404(b) of the Sarbanes-Oxley Act, which requires an auditor attestation of the effectiveness of our internal controls over financial reporting. This additional requirement will increase our financial, accounting and administrative costs, and other related expenses, which may be significant to our financial results. In addition, due to our limited internal resources, further compliance efforts put additional strain on our resources. Despite our efforts, if our auditors are unable to attest to the effectiveness of our internal controls, we may be subject to regulatory scrutiny and higher risk of stockholder litigation, which could harm our reputation, lower our stock price or cause us to incur additional expenses.

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

In order for us to remain in compliance with our on-going reporting requirements, we may require additional capital and/or future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources, or require us to obtain additional capital through the sale of equity or debt. If we are unable to further capitalize the Company or generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all. There are ongoing costs and expenses for SEC reporting, including the general booking and accounting costs for the preparation of the financial quarterly (Form 10-Qs) and annual filings (Form 10-Ks), and auditor’s fees. Further, there are processing costs in preparing and converting documents and disclosures through the EDGAR filing system, including certain costs for the XBRL that are required as part of the EDGAR filing. We estimate that these costs could result in up to $75,000 per year of initial ongoing costs.

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

During the first quarter of fiscal 2017, we learned that Michael Chavez, our then President and then sole director, and current significant stockholder, was barred from association with any FINRA member in any capability. Mr. Chavez similarly became aware of the FINRA bar at the same time, previously believing that FINRA had agreed that he would terminate his FINRA license and settle certain outstanding claims raised by FINRA without any other penalties or permanent bar. Separately, on March 11, 2019, the SEC charged Mr. Chavez, along with various other parties, with perpetrating an alleged multi-million dollar stock distribution and market manipulation scheme involving two microcap companies (SEC v. River North Equity LLC, Civil Action No. 1:19-cv-01711 (N.D. Ill. Filed March 11, 2019)). The complaint charges Mr. Chavez with violating the broker-dealer registration provisions of Section 15(a) of the Exchange Act and seeks equitable and monetary relief. Such action is still pending and the outcome of such litigation is currently unknown. Our company and our securities (including our stock prices, liquidity and the overall market for our securities) could be subject to, and negatively affected by, actual issues caused by Mr. Chavez’s FINRA bar, pending SEC action, or the result of such SEC action, and/or perceptions in connection therewith, and Mr. Chavez’s relation to, ownership of, and past history with, the Company. Furthermore, such past and pending actions could negatively affect the ability of the Company to obtain, or prevent the Company from obtaining FINRA approval for future corporate actions. Such past and pending actions, and the outcome thereof, may also have further negative effects on the Company, its securities, its ability to raise funding in the future, its ability to sell securities in the future, the prices at which it may be able to sell securities, the value of its securities, the investment banking firms, consultants, service providers, and potential officer and director candidates, willing to work with and for, the Company in the future, and other matters, all of which may have a negative effect on the value of the Company’s securities.

Separately, as Mr. Chavez is a greater than 20% stockholder of the Company, we are required to disclose Mr. Chavez’s FINRA bar, and may in the future be required to disclose any final orders issued by the SEC in connection with the pending SEC action, in any offering we undertake in the future (as long as Mr. Chavez continues to own over 20% of our securities), to potential purchasers in any Rule 506 or Regulation D offering under the Securities Act that we may undertake in the future. Such disclosure(s) may negatively impact a potential investor’s willingness to invest in the Company and/or make it harder for the Company to raise funding or sell securities in the future.

Additionally, in the event that Mr. Chavez’s pending SEC litigation action results in Mr. Chavez being associated with a public company, from participating in the offering of any penny stock, places limitations on his activities, or becoming subject to any other ‘bad actor’ disqualification as set forth in Rule 506(d) of the Securities Act, we will be prohibited from undertaking any offerings under Rule 506 or Regulation A, as long as Mr. Chavez continues to own over 20% of our outstanding shares. Such prohibition may make it more difficult or impossible for us to raise funding or sell securities in the future, and may further make it less likely that any third parties would want to enter into a transaction with us, or take our securities in consideration for any transaction.

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing stockholders.

We have authorized capital stock consisting of 70,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this Report, we have 14,585,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result, our Board of Directors (currently consisting solely of Mr. May) has the ability to issue a large number of additional shares of common stock without stockholder approval, which if issued could cause substantial dilution to our then stockholders. Additionally, shares of preferred stock may be issued by our Board of Directors without stockholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to such offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

There is no material public market for our common stock.

Although our common stock was approved for quotation on the OTC Pink Market maintained by OTC Markets in January 2020, to date only a limited number of shares of our common stock have traded and a significant market may not develop in the future. If for any reason a public trading market does not develop, stockholders may have difficulty selling their shares of common stock should they desire to do so.

Even if a more significant trading market develops, we cannot predict how liquid that market might become. The trading price of our common stock, if any, in the future, is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control.

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

There is currently a volatile, sporadic and illiquid market for our common stock.

Our securities are currently quoted on the OTC Pink Market maintained by OTC Markets under the symbol “RELT,” however, we currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors, including, but not limited to:

●	actual or anticipated variations in our results of operations;
●	our ability or inability to generate new revenues;
●	increased competition; and
●	conditions and trends in the market for our services and products.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, global epidemics or pandemics, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Exchange Act, as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of Company stockholders to sell their securities in the secondary market.

Sales of our common stock under Rule 144 could reduce the price of our stock.

As of the date of this Report, we have 3,585,000 shares of our common stock held by non-affiliates (all of which shares have been registered under the Securities Act) and 11,000,000 shares held by affiliates which Rule 144 of the Securities Act defines as “restricted securities.” A total of 3,585,000 shares of common stock which we registered on our Form S-1 registration statement are currently available for immediate sale. All of the restricted shares outstanding are available for sale under Rule 144, although shares held by affiliates are subject to restrictions relating to the amount that may be sold in any 90 day period and manner in which such sales may be made, among other limitations. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Risks relating to the JOBS Act:

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1.07 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering (which went effective on August 14, 2017), (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act. For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described in further detail in the risk factors below. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We have availed ourselves of certain exemptions from various reporting requirements which are allowed pursuant to the JOBS Act and our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

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

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million and annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

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

On October 19, 2018, a former client, Paul T. Denucci filed an Original Petition naming the Company, Elijah May, our sole officer and director and Michael Chavez, our prior Chief Executive Officer and former sole director, as defendants. The Original Petition was originally filed in Williamson County, Texas, provided the proceeding was subsequently moved to the County Court of Travis County, Texas (County Court 2 – Cause No. C-1-CV-18-011465). The Original Petition alleged breach of contract and alleged defects in the pool which the Company built on Mr. Denucci’s behalf. The Original Petition seeks damages in an amount sufficient to allow Mr. Denucci to repair the alleged defects in the pool. We deny Mr. Denucci’s claims and intend to vigorously defend ourselves and our current and former officers against such claims. Trial was held in January 2020; however, the Company is still waiting to hear the judgment of the court, which has been delayed due to among other things, the coronavirus.

On December 21, 2018, a former client, Brian Moats, filed an Original Petition naming Reliant Pools as a defendant in a suit filed in the County Court at Law No. 2 for Travis County, Texas (Cause No. C-1-CV-18-012062). The suit alleges that the Company failed to install a French drain under the pool as required by the terms of the contract, alleges causes of action of breach of express warranty and breach of contract and seeks damages of between $100,000 and $200,000. We deny Mr. Moats’ claims and intend to vigorously defend ourselves against such claims. The Company plans to set the trial date for later this year.

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock was approved for quotation on the OTC Pink Market maintained by OTC Markets under the symbol “RELT” on or around January 24, 2020. Notwithstanding such quotations, only an extremely limited number of shares of common stock have traded to date. The market for our common stock is likely to be highly illiquid and sporadic for the foreseeable future.

Holders of Our Common Stock and Preferred Stock

As of March 26, 2020, we had 14,585,000 shares of common stock outstanding, held by 42 stockholders of record, no shares of Preferred Stock issued or outstanding.

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

Plan of Operations

We had working capital of $147,056 as of December 31, 2019. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months. We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

To date we have experienced significant declines in March 2020 business due to the coronavirus and Travis County, Texas’s response to the coronavirus, which includes issuing shelter-in-place orders.  We currently anticipate such declines to continue for the foreseeable future, which declines will have a significant negative impact on first quarter 2020, and likely second quarter 2020, financial results, at a minimum.  Further impacts of the coronavirus and the government’s response to such virus cannot be predicted at this time but may result in further negative impacts on our operating results, cash flow and prospects, all of which may cause the value of our securities to decline in value.

RESULTS OF OPERATIONS

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

We had revenue of $1,822,437 for the year ended December 31, 2019, compared to revenue of $1,506,830 for the year ended December 31, 2018, an increase of $315,607 or 21% from the prior period. Revenue increased mainly due to larger pools being completed during the current period compared to the prior period. We completed 11 pools during the year ended December 31, 2019 compared to completing 14 pools (1 additional pool was substantially complete) during the year ended December 31, 2018.  We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $1,225,373 for the year ended December 31, 2019, compared to $1,006,910 for the year ended December 31, 2019, an increase of $218,463 or 22% from the prior period.

Cost of goods sold increased mainly due to the overall increase in revenue and complexity of the projects during the current period compared to the prior period. The expenses which attributed to the increase in cost of goods sold for the year ended December 31, 2019, compared to the year ended December 31, 2018, included:

Cost of Goods Sold Expense	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	Increase /(Decrease)	Percentage Change
Cost of decking	$205,891	$104,396	$101,495	97.2%
Plaster used in the construction of pools	82,539	89,603	(7,064)	(7.9%)
Gunite used in the construction of pools	123,229	138,060	(14,831)	(10.7%)
Pool equipment used to filter and circulate the water used in our pools	168,598	156,801	11,797	7.5%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	175,191	159,468	15,723	9.9%
Excavation and steel expenses	191,513	148,350	43,163	29.1%
Other, including labor	278,412	210,232	68,180	32.4%
Total	$1,225,373	$1,006,910	$218,463	21.7%

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

The main reasons for the increase in cost of goods sold were related to increases in overall revenue but more specifically an increase of 97.2% in the cost of decking, due to more expensive materials selected by customers and complexities in the individual projects; a 32.4% increase in other expenses and labor due to the increased cost of plumbing and electrical services associated with general price increases from contractors; and a 29.1% increase in excavation and steel expenses in connection with general pricing increases.

We had a gross margin of $597,064 for the year ended December 31, 2019, compared to $499,920 for the year ended December 31, 2018, an increase of $97,144 or 19% from the prior period due to the increase in revenues, offset by the increase in cost of goods, described above. Gross margin as a percentage of revenue was relatively consistent between the year ended December 31, 2018 (33.2%) and the year ended December 31, 2019 (32.8%).

We had operating expenses consisting solely of general and administrative expenses of $484,186 and $410,992 for the years ended December 31, 2019 and 2018, respectively. Operating expenses increased $73,194 or 18% from the prior period mainly due to increases in commissions on sales and professional fees. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $104 for the year ended December 31, 2019, compared to interest income of $62 for the year ended December 31, 2018. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $388 and $712, for the years ended December 31, 2019 and 2018, respectively, due to interest paid in connection with the purchase of a truck used in our business, as described in greater detail under “Liquidity and Capital Resources” below.

We had net income of $103,010 and $88,278 for the years ended December 31, 2019 and 2018, respectively, an increase in net income of $14,732, mainly due to the increase in revenues, offset by the increase in cost of goods sold and increase in general and administrative expenses, each as described above.

Liquidity and Capital Resources

We had total assets of $305,859 as of December 31, 2019, consisting of total current assets of $298,520, which included cash of $280,680, real estate inventory of $17,424, and federal income tax receivable of $416, and equipment, net of accumulated depreciation, of $7,339. Federal income tax receivable relates to a payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the year ended December 31, 2019, due to the utilization of a net loss carryforward and application of prepaid taxes. The Company currently estimates that it will not owe regular federal income tax for the year ended December 31, 2019 and has recorded the payment as an asset as of December 31, 2019. Included in equipment and land as of December 31, 2019 is the value of the land which the Company acquired in the third quarter of 2019, which it plans to build a custom home on.

We had total liabilities of $151,464 as of December 31, 2019, which were solely current liabilities, consisting of accounts payable and accrued liabilities of $54,974, and contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $96,490.

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

We had working capital of $147,056 as of December 31, 2019, compared to working capital of $44,527 as of December 31, 2018.

We had $117,835 of net cash provided by operating activities for the year ended December 31, 2019, which was mainly due to $11,084 of decrease in prepaid and other current assets and $9,776 of decrease in contract assets, together with net income of $103,010, offset by $17,424 of increase in real estate inventory.

We had $18,248 of net cash used in financing activities for the year ended December 31, 2019, which was due to payments on note payable ($13,248) and payments on related party advances (as discussed above) ($5,000). We had $5,736 of cash used in financing activities for the year ended December 31, 2018, which was due solely to payments on note payable.

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

Backlog

On December 31, 2019, we had approximately $774,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2020.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our condensed consolidated financial statements for the year ended December 31, 2019.

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

Equipment. Equipment, consisting mainly of a truck, is stated at cost. The Company depreciates the cost of equipment using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. Depreciation expense was approximately $6,775 in 2019 and 2018. The estimated useful life of the truck is five years.

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

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Reliant Holdings, Inc. and Subsidiaries

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Reliant Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reliant Holdings, Inc. as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2019, and the related notes  (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Reliant Holdings, Inc. as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Reliant Holdings, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Reliant Holdings, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PWR CPA, LLP

We have served as Reliant Holdings, Inc.’s auditor since 2020.

Houston, Texas

March 30, 2020

Reliant Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$280,680	$181,093
Federal income tax receivable	416	10,000
Prepaid and other current assets	—	1,500
Real estate inventory	17,424	—
Contract assets	—	9,776

Total current assets	298,520	202,369

Equipment, net of accumulated depreciation of $27,587 and $20,812 as of December 31, 2019 and 2018, respectively	7,339	14,114

Total Assets	$305,859	$216,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$54,974	$56,859
Contract liabilities	96,490	89,991
Current portion of note payable	—	5,992
Due to related party	—	5,000

Total current liabilities	151,464	157,842

Long-term note payable, net of current portion	—	7,256

Total Liabilities	151,464	165,098

Commitments

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, 70,000,000 shares authorized, $.001 par value, 14,585,000 issued and outstanding as of December 31, 2019 and 2018	14,585	14,585
Additional paid-in capital	43,365	43,365
Retained earnings (accumulated deficit)	96,445	(6,565)

Total Stockholders’ Equity	154,395	51,385

Total Liabilities and Stockholders’ Equity	$305,859	$216,483

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

	For the years ended
	December 31,
	2019	2018
Revenue	$1,822,437	$1,506,830
Cost of goods sold	(1,225,373)	(1,006,910)
Gross Margin	597,064	499,920

Operating Expenses
General and administrative	484,186	410,992

Total Operating Expenses	(484,186)	(410,992)

Income (Loss) From Operations	112,878	88,928

Other income / (expense)
Interest income	104	62
Interest expense	(388)	(712)

Total other expense	(284)	(650)

Income before income taxes	112,594	88,278

Provision for Income Tax	(9,584)	—

Net Income	$103,010	$88,278

Net Income Per Share - Basic and Diluted	$0.01	$0.01

Weighted Average Common Shares Outstanding	14,585,000	14,585,000

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2019 and 2018

	Preferred Stock		Common Stock		Additional Paid in	Retained Earnings (Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit)	Total
Balance December 31, 2017	—	$—	14,585,000	$14,585	$43,365	$(94,843)	$(36,893)

Net income	—	—	—	—	—	88,278	88,278
Balance December 31, 2018	—	—	14,585,000	14,585	43,365	(6,565)	51,385

Net income	—	—	—	—	—	103,010	103,010
Balance December 31, 2019	—	$—	14,585,000	$14,585.00	$43,365	$96,445	$154,395

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2019	2018
Operating Activities
Net income	$103,010	$88,278
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	6,775	6,775
Changes in operating assets and liabilities:
Accounts receivable	—	570
Real estate inventory	(17,424)	—
Contract assets	9,776	5,312
Prepaid and other current assets	11,084	(1,500)
Contract liabilities	6,499	53,530
Accounts payable and accrued liabilities	(1,885)	15,612

Net Cash Provided by Operating Activities	117,835	168,577

Financing Activities
Payments on note payable	(13,248)	(5,736)
Proceeds on related party advances	(5,000)	—
Net Cash Used In Financing Activities	(18,248)	(5,736)

Net change in Cash	99,587	162,841
Cash - Beginning of Period	181,093	18,252
Cash - End of Period	$280,680	$181,093

Supplemental Disclosures
Interest paid	$368	$712
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

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

Real Estate Inventory

Inventory consists of raw land, land acquisition, development, interest, real estate taxes and overhead are allocated to homes and units using the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed.

We assess the recoverability of our land inventory in accordance with the provisions of ASC Topic 360, “Property, Plant, and Equipment.” We review our real estate inventory for indicators of impairment by property during each reporting period. If indicators of impairment are present for a property, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the year ended December 31, 2019 and 2018, we recorded $0 of impairment charges.

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

Backlog

On December 31, 2019, we had approximately $774,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2020.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our condensed consolidated financial statements for the year ended December 31, 2019.

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

Equipment

Equipment, consisting mainly of a truck, is stated at cost. The Company depreciates the cost of equipment using the straight- line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. Depreciation expense was $6,775 in 2019 and 2018, respectively. The estimated useful life of the truck is five years.

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

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. ASU 2016-02 was further clarified and amended within ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20 which included provisions that would provide us with the option to adopt the provisions of the new guidance using a modified retrospective transition approach, without adjusting the comparative periods presented. We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application under the modified retrospective approach. We elected the short-term lease recognition exemption for all of our leases that qualify. This means, for those leases we will not recognize right-of-use (RoU) assets or lease liabilities on the balance sheet. The implementation of this new standard has no impact on our financial statements.

Note 2. Accounts Receivable

Accounts receivable consisted of the following:
	December 31,	December 31,
	2019	2018
Contract receivables	$3,000	$3,000
Less: Allowance for doubtful accounts	(3,000)	(3,000)
Accounts receivable, net	$—	$—

The Company recognized bad debt expense of $0 and $3,000 respectively, during the years ended December 31, 2019 and 2018.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:
	December 31,	December 31,
	2019	2018
Costs on uncompleted contracts	$244,557	$169,683
Estimated earnings	120,453	76,486
	365,010	246,169
Less: Progress billings	461,500	326,384
	$(96,490)	$(80,215)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	December 31, 2019	December 31, 2018
Contract assets	$—	$9,776
Contract liabilities	(96,490)	(89,991)
	$(96,490)	$(80,215)

Note 4. Concentration of Risk

The Company had gross revenue of $1,822,437 and $1,506,830 for the years ended December 31, 2019 and 2018, respectively. The Company had three customers representing more than 10% of gross revenue, and combined 34% of revenue for the year ended December 31, 2019. The Company had no customers representing approximately 10% of gross revenues for the year ended December 31, 2018.

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

This amount is recorded in equity in the accompanying December 31, 2019 and 2018 balance sheets. This will be evaluated at each reporting period for reclassification to a liability if a rescission request is made.

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

Lease expense was $24,855 and $22,520 for the years ended December 31, 2019 and 2018, respectively.

On October 19, 2018, a former client, Paul T. Denucci filed an Original Petition naming the Company, Elijah May, our sole officer and director and Michael Chavez, our prior Chief Executive Officer and former sole director, as defendants. The Original Petition was originally filed in Williamson County, Texas, provided the proceeding was subsequently moved to the County Court of Travis County, Texas (County Court 2 – Cause No. C-1-CV-18-011465). The Original Petition alleged breach of contract and alleged defects in the pool which the Company built on Mr. Denucci’s behalf. The Original Petition seeks damages in an amount sufficient to allow Mr. Denucci to repair the alleged defects in the pool. We deny Mr. Denucci’s claims and intend to vigorously defend ourselves and our current and former officers against such claims. Trial was held in January 2020; however, the Company is still waiting to hear the judgment of the court, which has been delayed due to among other things, the coronavirus.

On December 21, 2018, a former client, Brian Moats filed an Original Petition naming Reliant Pools as a defendant in a suit filed in the County Court at Law No. 2 for Travis County, Texas (Cause No. C-1-CV-18-012062). The suit alleges that the Company failed to install a French drain under the pool as required by the terms of the contract, alleges causes of action of breach of express warranty and breach of contract and seeks damages of between $100,000 and $200,000. We deny Mr. Moats’ claims and intend to vigorously defend ourselves against such claims. The Company plans to set the trial date for later this year.

Note 7. Related Party Transactions

As of December 31, 2019 and December 31, 2018, Mr. Chavez was owed $0 and $5,000, respectively, from the Company. The advance was due on demand, unsecured, repaid in the third quarter of 2019 and had no stated interest rate.

Note 8. Note Payable

	December 31, 2019	December 31, 2018
Term note with a bank secured by truck, payable in monthly installments of $537, including interest at 4.35% through February 11, 2021. The term note was paid off in full in 2019.	$—	$ 13,248
Total long-term debt	—	13,248
Less: current portion	—	(5,992)
Long-term debt net of current portion	$—	$7,256

Note 9. Income Taxes

Income tax (benefit) provision for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Federal income tax expense(benefit) attributed to:
Federal income tax at statutory rate of 21%	$24,000	$19,000
Utilization of NOL	(16,000)	(19,000)
Other	1,584	—
Net expense (benefit)	$9,584	$—

Significant items comprising our net deferred tax amount for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax attributed:
Net operating loss carryforward	$—	$16,000
Equipment	2,000	—
Less: valuation allowance	(2,000)	(16,000)
	$—	$—

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

The Company had a net deferred tax asset related to timing difference of equipment depreciation of approximately $2,000 on December 31, 2019. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. All tax years remain open to examination by the major taxing jurisdictions in which the Company is subject to tax.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 6, 2020, LBB & Associates Ltd., LLP (“LBB”), the Company’s then independent registered public accounting firm was suspended from appearing or practicing before the Securities and Exchange Commission (SEC) as accountants pursuant to Rule 102(e) of the Commission’s Rules of Practice, Making Findings, and Imposing Remedial Sanctions.

As a result of this suspension, on March 2, 2020, the Company terminated LBB as the independent registered public accounting firm for the Company.

LBB’s reports on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2018 and 2017, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2018 and 2017, and through March 2, 2020 (the date of the termination of LBB), there were no disagreements with LBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to LBB’s satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the fiscal years ended December 31, 2018 and 2017, and through March 2, 2020, there were no events of the type described in Item 304(a)(1)(v) of Regulation S-K.

On March 19, 2020, the Board of Directors of the Company approved the appointment of PWR CPA, LLP (“PWR”) as the Company’s independent registered public accounting firm for its years ended December 31, 2018 and December 31, 2019, effective as of the same date.

In connection with the Company’s appointment of PWR as the Company’s independent registered public accounting firm, the Company has not consulted PWR on any matter relating to either (i) the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – integrated Framework (2013).

Based on its evaluation, our management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officer and Director

The following table sets forth the name, age and position of each director and executive officer of the Company. The sole officer and director of the Company is as follows:

Name	Age	Position	Date First Appointed as Officer or Director

Elijah May	42	President, Chief Executive Officer, Chief Operating Officer and Director (sole director)	May 2014

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

Director Independence

Our common stock is currently quoted on the OTC Pink Market maintained by OTC Markets. The OTC Pink Market does not require us to have independent members of our Board of Directors. We do not identify our sole member of our Board of Directors, Mr. May, as being independent.

As described above, we do not currently have a separately designated audit, nominating or compensation committee.

Code of Ethics and Code of Conduct

We have adopted a Code of Ethics and a Code of Conduct that apply to all of our directors, officers and employees.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during 2019 were timely made, except that Elijah May, our sole officer and director, inadvertently failed to timely file one Form 4, and as a result one transaction was not reported on a timely basis, and Michael Chavez, a greater than 10% shareholder of the Company, inadvertently failed to timely file one Form 4, and as a result one transaction was not reported on a timely basis.

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

Summary Compensation Table*

Name And Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)#	Option Awards ($)#	All Other Compensation ($)	Total ($)

Elijah May,	2019	72,000	32,938	—	—	—	104,938
CEO, President and COO	2018	72,000	22,102	—	—	—	94,102

*

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. There have been no changes in the Company’s compensation policies since December 31, 2019.

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

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of March 26, 2020 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 14,585,000 shares outstanding as of March 26, 2020, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 26, 2020, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

Name	Number of Common Stock Shares Beneficially Owned	Percent of Common Stock

Elijah May (1)	8,500,250	58.3%

All of the officers and director as a group (one person)	8,500,250	58.3%

5% Stockholders

Michael Chavez (1)(2)	4,000,250	27.4%
Becky Spohn (3)	2,500,000	17.1%

(1)

Pursuant to a Voting Agreement entered into on November 3, 2017, Mr. Chavez provided complete authority to Mr. May to vote the 4,000,250 shares of common stock which Mr. Chavez holds (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of stockholders of the Company and via any written consents. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. Due to the Voting Agreement, Mr. May is deemed to beneficially own the 4,000,250 shares of common stock held by Mr. Chavez, which are included under both Mr. May’s ownership and Mr. Chavez’s.

(2)	Mr. Chavez’s address is 10012 Barbrook Dr, Austin, Texas 78726.

(3)	Mrs. Spohn’s address is 6501 San Antonio Dr., NE, #2403, Albuquerque, NM 87109.

Equity Compensation Plan Information

We have no equity compensation plans or outstanding options or restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as discussed below, or otherwise disclosed above under “Executive and Director Compensation”, there have been no transactions since January 1, 2017, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

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

During the year ended December 31, 2017, Mr. Chavez advanced $5,000 to the Company. The advance is due on demand, unsecured and has no stated interest rate.  This amount was repaid to Mr. Chavez during the year ended December 31, 2019.

During the years ended December 31, 2019, 2018 and 2017, the Company paid a company owned by a stockholder of the Company $0, $9,829 and $1,890, respectively, for tile and masonry services.

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

Audit Fees

The aggregate fees billed by our independent auditors, PWR CPA, LLP (who was appointed as our independent auditors on March 19, 2020) and LBB & Associates Ltd., LLP (“LBB”) (who were terminated as our independent auditors on March 2, 2020), for professional services rendered for the audit of our annual financial statements, and for the review of quarterly financial statements for the fiscal years ended December 31, 2019 and 2018, were:

	2019	2018
PWR CPA	$12,500	$—
LBB & Associates Ltd., LLP	$15,900	$29,850

Audit fees incurred by the Company were pre-approved by the Board of Directors.

Audit Related Fees: None.

Tax Fees: None.

All Other Fees: None.

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

The Board of Directors has considered the nature and amount of fees billed by PWR and LBB and believes that the provision of services for activities unrelated to the audit is compatible with maintaining PWR’s and LBB’s independence.

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

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANT HOLDINGS, INC.

Date: March 30, 2020	By: /s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal
Financial/Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
2.1	Agreement for the Exchange of Common Stock dated May 23, 2014, by and between Reliant Holdings, Inc., Reliant Pools, Inc. and the stockholders of Reliant Pools, Inc.		S-1	2.1	10/27/16	333-214274
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/16	333-214274
3.2	Amended and Restated Bylaws		S-1	3.2	10/27/16	333-214274
4.1	Description of Securities of the Registrant	X
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/16	333-214274
10.2	Voting Agreement, dated as of November 3, 2017, by and among Michael Chavez and Elijah May		8-K	10.1	11/7/17	333-214274
10.3	Lock-Up Agreement dated November 7, 2017, between Reliant Holdings, Inc. and the stockholders name therein		8-K	10.2	11/7/17	333-214274
10.4	First Amendment to Lock-Up Agreement dated December 5, 2017 and effective November 7, 2017, between Reliant Holdings, Inc. and the stockholders name therein		8-K	10.2	12/17/18	333-214274
10.5	Second Amendment to Lock-Up Agreement dated December 3, 2018 and effective November 7, 2017, between Reliant Holdings, Inc. and the stockholders name therein		8-K	10.3	12/17/18	333-214274
10.6	Lock-Up Agreement dated December 3, 2018, between Reliant Holdings, Inc. and the stockholders name therein		8-K	10.5	12/17/18	333-214274
14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/16	333-214274
16.1	Letter to Securities and Exchange Commission from LBB & Associates Ltd., LLP, dated March 2, 2020		8-K	16.1	3/3/20	000-56012
21.1*	Subsidiaries	X
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished Herewith.