Form 10-Q
period 2020-03-31
Reliant Holdings, Inc.
filed 2020-05-19
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2020

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 14,585,000 shares of common stock are issued and outstanding as of May 19, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$272,639	$280,680
Accounts receivable	1,245	-
Federal income tax receivable	416	416
Prepaid and other current assets	5,000	-
Real estate inventory	17,424	17,424

Total current assets	296,724	298,520

Equipment, net of accumulated depreciation of $31,020 and $27,587 as of
March 31, 2020 and December 31, 2019, respectively	50,708	7,339

Total Assets	$347,432	$305,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$395,315	$54,974
Contract liabilities	94,473	96,490
Current portion of note payable	6,631	-

Total current liabilities	496,419	151,464

Long-term note payable, net of current portion	28,456	-

Total Liabilities	524,875	151,464

Commitments

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Common stock, 70,000,000 shares authorized, $0.001 par value,
14,585,000 issued and outstanding as of March 31, 2020 and December 31, 2019	14,585	14,585
Additional paid-in capital	43,365	43,365
Retained earnings (Accumulated deficit)	(235,393)	96,445

Total Stockholders’ Equity	(177,443)	154,395

Total Liabilities and Stockholders’ Equity	$347,432	$305,859

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the Three Months ended
	March 31,
	2020	2019
Revenue	$492,307	$359,213
Cost of goods sold	(335,183)	(230,046)
Gross Margin	157,124	129,167

Operating Expenses
General and administrative	488,865	122,711

Total Operating Expenses	(488,865)	(122,711)

Income (Loss) From Operations	(331,741)	6,456

Other income / (expense)
Interest income	22	22
Interest expense	(119)	(138)

Total other income (expense)	(97)	(116)

Income (loss) before income taxes	(331,838)	6,340

Provision for Income Tax	-	-

Net Income (Loss)	$(331,838)	$6,340

Net Income (Loss) Per Share - Basic and Diluted	$(0.02)	$0.00

Weighted Average Common Shares Outstanding	14,585,000	14,585,000

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
For the three months ended March 31, 2020 and 2019
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Retained Earnings (Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit)	Total

Balance December 31, 2019	-	$-	14,585,000	$14,585	$43,365	$96,445	$154,395

Net loss	-	-	-	-	-	(331,838)	(331,838)
Balance March 31, 2020	-	$-	14,585,000	$14,585	$43,365	$(235,393)	$(177,443)

Balance December 31, 2018	-	$-	14,585,000	$14,585	$43,365	$(6,565)	$51,385

Net income	-	-	-	-	-	6,340	6,340
Balance March 31, 2019	-	$-	14,585,000	$14,585	$43,365	$(225)	$57,725

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months ended
	March 31,
	2020	2019
Operating Activities
Net income	$(331,838)	$6,340
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,433	1,694
Changes in operating assets and liabilities:
Accounts receivable	(1,245)	-
Contract assets	-	9,776
Prepaid and other current assets	(5,000)	(3,197)
Contract liabilities	(2,017)	(35,851)
Accounts payable and accrued liabilities	340,341	18,211

Net Cash Provided By (Used In) Operating Activities	3,674	(3,027)

Investing Activities
Purchase of property and equipment	(11,000)	-

Net Cash Provided By (Used In) Investing Activities	(11,000)	-

Financing Activities
Payments on note payable	(715)	(1,473)

Net Cash Used In Financing Activities	(715)	(1,473)

Net change in Cash	(8,041)	(4,500)
Cash - Beginning of Period	280,680	181,093
Cash - End of Period	$272,639	$176,593

Supplemental Disclosures
Interest paid	$119	$138
Income taxes paid	$-	$-

Non-cash Disclosures
Purchase of equipment with note payable	$35,802	$-

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the three months ended March 31, 2020 and 2019

(unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Reliant Holdings, Inc. (the “Company”) was formed as a Nevada corporation on May 19, 2014. On May 23, 2014, Reliant Holdings, Inc., along with Reliant Pools, Inc., formerly Reliant Pools, G.P., which was formed in September 2013 (“Reliant Pools”) and the shareholders of Reliant Pools, entered into an Agreement for the Exchange of common stock whereby Reliant Pools, Inc. became a wholly-owned subsidiary of Reliant Holdings, Inc. Reliant Holdings, Inc. designs, and installs swimming pools. On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. During the third quarter of 2019 the Company purchased land on which it intends to construct a custom home. The Company is headquartered in Austin, Texas.

Basis of Presentation

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements and related disclosures as of March 31, 2020 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2019 and 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income taxes and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.  The Company had a net deferred tax asset related to federal net operating loss carryforwards as of March 31, 2020. The federal net operating loss carryforward will begin to expire in 2040. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses as a result of the lawsuit accrual disclosed below. Due to these conditions, it raised substantial doubt about its ability to continue as a going concern. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans and cash from operations. The financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Note 2. Accounts Receivable

Accounts receivable consisted of the following:

	March 31,	December 31,
	2020	2019
Contract receivables	$4,245	$3,000
Less: Allowance for doubtful accounts	(3,000)	(3,000)
	$1,245	$-

The Company recognized bad debt expense of $0 during the three months ended March 31, 2020 and 2019.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	March 31,	December 31,
	2020	2019
Costs on uncompleted contracts	$63,132	$244,557
Estimated earnings	31,095	120,453
	94,227	365,010
Less: Progress billings	188,700	461,500
	$(94,473)	$(96,490)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	March 31, 2020	December 31, 2019
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$-
Billings in excess of costs and estimated earnings on uncompleted contracts	(94,473)	(96,490)
	$(94,473)	$(96,490)

Note 4. Concentration of Risk

The Company had gross revenue of $492,307 and $359,213 for the three months ended March 31, 2020 and 2019, respectively.

The Company had four customers representing more than 10% of gross revenue, and combined 84% of revenue for the three months ended March 31, 2020. The Company had four customers representing more than 10% of gross revenue, and combined 89% of revenue for the three months ended March 31, 2019.

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

This amount is recorded in equity in the accompanying March 31, 2020 and December 31, 2019 balance sheets. This will be evaluated at each reporting period for reclassification to a liability if a rescission request is made.

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

Pursuant to the Voting Agreement, Mr. Chavez provided complete authority to Mr. May to vote the 4,000,000 shares of common stock which Mr. Chavez then held (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of stockholders of the Company and via any written consents. Those 4,000,000 shares represented 27.4% of the Company’s common stock as of the parties’ entry into the Voting Agreement and together with the 4,500,000 shares held by Mr. May prior to the parties’ entry into the Voting Agreement, constituted 58.3% of the Company’s total outstanding shares of common stock. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. Due to the Voting Agreement, Mr. May holds voting control over the Company due to his ability to vote 58.3% of the Company’s total outstanding shares of voting stock.

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

Lease expense was $5,865 and $5,715 for the three months ended March 31, 2020 and 2019, respectively.

On October 19, 2018, a former client, Paul T. Denucci filed an Original Petition naming the Company, Elijah May, our sole officer and director and Michael Chavez, our prior Chief Executive Officer and former sole director, as defendants. The Original Petition was originally filed in Williamson County, Texas, provided the proceeding was subsequently moved to the County Court of Travis County, Texas (County Court 2 – Cause No. C-1-CV-18-011465). The Original Petition alleged breach of contract and alleged defects in the pool which the Company built on Mr. Denucci’s behalf. The Original Petition sought damages in an amount sufficient to allow Mr. Denucci to repair the alleged defects in the pool. We denied all of Mr. Denucci’s claims and filed various responses and proceedings with the court in connection therewith. A bench trial in the matter was held in January 2020. On May 7, 2020, the trial judge ruled in favor of Mr. Denucci, the former client. The final judgment entered by the trial judge awarded Mr. Denucci actual damages in the amount of $177,053; prejudgment interest actual damages at the rate of 5% per annum from April 28, 2019 to May 7, 2020 (approximately $8,900); reasonable and necessary attorney’s fees in the amount of $85,291; court costs; and post-judgment interest at the rate of 5% per annum until all amounts are paid in full. The Company has thirty days from the date of the judgment to file a motion for a new trial. The Company is currently considering its next steps in connection with the matter.

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

During the quarter ended March 31, 2020, the Company accrued $371,000 as an estimate related to the above pending lawsuits. The associated expense is included in general and administrative expense and includes attorney’s fees awarded by the court (in connection with the Denucci lawsuit).

Note 7. Note Payable

	March 31, 2020	December 31, 2019
Term note with a bank secured by car, payable in monthly installments of $660, including interest at 3.99% through February 27, 2025	$35,087	$-
Total long-term debt	35,087	-
Less: current portion	(6,631)	-
Long-term debt net of current portion	$28,456	$-

Note 8 – Subsequent events

On April 28, 2020, the Company secured a construction loan to be used to develop the land purchased in the third quarter of 2019. The loan is for $221,000, bears interest at the rate of 6.25% and is repayable one year after issuance.

On May 7, 2020, the Company received $51,113 of proceeds from the Small Business Administration’s Paycheck Protection Program. The funds will be subject to repayment over two years and will bear interest at the rate of 1% per annum if not forgiven in accordance with the program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services;
●	lack of insurance policies;
●	dependence on a small number of customers;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	health risks, economic slowdowns and rescissions and other negative outcomes caused by COVID-19 and governmental responses thereto;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included under “Risk Factors” below and under “Item 1A. Risk Factors” in our latest Annual Report on Form 10-K.

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

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it intends to construct a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build.

Organizational Structure

The following chart reflects our current organization structure, including our wholly-owned subsidiaries.

Description of Business Operations

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

Custom Homes

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it intends to construct a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build.

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

Plan of Operations

We had a working capital deficit of $199,695 as of March 31, 2020. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate the need for additional funding in order to continue our operations at their current levels, to pay the costs associated with being a public company, for the next 12 months, and to satisfy an outstanding judgment rendered against us as described herein under “Legal Proceedings”. We may also require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite which we intend to construct a  custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues. Furthermore, in order to pay amounts owed in connection with pending lawsuits and judgments rendered against us, we may be forced to liquidate assets and/or abandon certain of our business plans. If we are unable to pay such amounts, we may be forced to cease operations and/or seek bankruptcy protection.

To date, we have not experienced any declines in business due to the coronavirus and Travis County, Texas’s response to the coronavirus, which includes issuing shelter-in-place orders. However, future impacts of the coronavirus and the government’s response to such virus cannot be predicted at this time and may result in negative impacts on our operating results, cash flow and prospects, all of which may cause the value of our securities to decline in value.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

We had revenue of $492,307 for the three months ended March 31, 2020, compared to revenue of $359,213 for the three months ended March 31, 2019, an increase of $133,095 or 37.1% from the prior period. Revenue increased due to an increase in pool count during the comparable periods and general timing of contracts as well as the higher priced pools being completed in the current period. We completed 6 pools during the three months ended March 31, 2020 compared to completing 5 pools during the three months ended March 31, 2019. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $335,183 for the three months ended March 31, 2020, compared to cost of goods sold of $230,046 for the three months ended March 31, 2019, an increase of $105,137 or 45.7% from the prior period, mainly due to the increase in projects during the period as disclosed above.

Cost of goods sold increased mainly due to the number of pools completed combined with the increase in other costs, including labor. In addition, we have seen increased costs of gunite and pool equipment costs associated with higher end projects and increases in the average cost of constructed pools during the current period compared to the last. The expenses which attributed to the increase in cost of goods sold for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, included:

	For the Three	For the Three
	Months Ended	Months Ended		Percentage
Cost of Goods Sold Expense	March 31, 2020	March 31, 2019	Increase	Change
Cost of decking	$57,416	$54,358	$3,058	5.6%
Plaster used in the construction of pools	35,077	21,151	13,926	65.8%
Gunite used in the construction of pools	36,479	16,311	20,168	123.6%
Pool equipment used to filter and circulate the water used in our pools	45,690	31,220	14,470	46.3%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	49,788	37,456	12,332	32.9%
Excavation and steel expenses	22,446	19,408	3,038	15.7%
Other, including labor	88,287	50,142	38,145	76.1%
Total	$335,183	$230,046	$105,137	45.7%

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

We had gross margin of $157,124 for the three months ended March 31, 2020, compared to gross margin of $129,167 for the three months ended March 31, 2019, an increase of $27,957 or 21.6% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 31.9% and 36.0% for the three months ended March 31, 2020 and 2019, respectively.

We had operating expenses consisting solely of general and administrative expenses of $488,865 for the three months ended March 31, 2020, compared to operating expenses consisting solely of general and administrative expenses of $122,711 for the three months ended March 31, 2019. Operating expenses increased by $366,154 or 298.4% from the prior period mainly due to an accrual related to lawsuit settlement expenses. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $22 for the three months ended March 31, 2020, compared to interest income of $22 for the three months ended March 31, 2019. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $119 and $138, for the three months ended March 31, 2020 and 2019, respectively, due to interest paid in connection with the purchase of a truck used in our business, as described in greater detail under “Liquidity and Capital Resources” below.

We had a net loss of $331,838 for the three months ended March 31, 2020, compared to net income of $6,340 for the three months ended March 31, 2019, an increase in net loss of $338,178, mainly due to the increase in general and administrative expenses as described above in connection with accruals related to lawsuits.

Liquidity and Capital Resources

We had total assets of $347,432 as of March 31, 2020, consisting of total current assets of $296,724, which included cash of $272,639, real estate inventory of $17,424, accounts receivable of $1,245, federal income tax receivable of $416, prepaid and other assets of $5,000 in connection with prepaid legal services, and equipment, net of accumulated depreciation, of $50,708. Federal income tax receivable relates to a payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the year ended December 31, 2019, due to the utilization of a net loss carryforward and application of prepaid taxes. Included in real estate inventory as of March 31, 2020 is the value of the land which the Company acquired in the third quarter of 2019, which it plans to build a custom home on. Equipment increased by $43,369 in connection with the purchase of a new vehicle as discussed below.

We had total liabilities of $524,875 as of March 31, 2020, which included current liabilities of $496,419, including accounts payable and accrued liabilities of $24,315, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $94,473, accrued lawsuit settlements of $371,000, and current portion of note payable of $6,631, and long-term liabilities including a long-term note payable, net of current portion of $28,456 relating to a new vehicle. The $371,000 of accrued lawsuit settlements represent amounts accrued in connection with the lawsuits described in greater detail under “Legal Proceedings”.

On February 11, 2020, we purchased a Hyundai Genesis G80 for use by Mr. May. The Vehicle had a total purchase price of $50,616, including $11,000 which was paid as a down payment in cash. We entered into a term note, secured by the vehicle, for the remaining amount of the purchase price, which amount accrues interest at the rate of 3.99% per annum and is payable at the rate of $660 per month through maturity on February 27, 2025.

On April 28, 2020, the Company secured a construction loan from First United Bank and Trust Company to be used to develop the land purchased in the third quarter of 2019. The loan is in the amount of $221,000, bears interest at the rate of 6.25% per annum and is repayable on April 28, 2021.

On May 11, 2020, we (through Reliant Pools) received a loan (the “Loan”) from Wells Fargo Bank N.A. (the “Lender”) in the principal amount of $51,113, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020.

The Loan is evidenced by a promissory note (the “Note”), dated effective May 4, 2020, issued by the Company to the Lender. The Note is unsecured, matures on May 4, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 2, 2020, following an initial deferral period as specified under the PPP. The Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the Loan will be available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that up to 75% of  such Loan funds are used for payroll). The Company intends to use the entire Loan amount for designated qualifying expenses and to apply for forgiveness of the respective Loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the Loan in whole or in part.

With respect to any portion of the Loan that is not forgiven, the Loan will be subject to customary provisions for a loan of this type, including customary events of default.

We had a working capital deficit of $199,695 as of March 31, 2020, compared to working capital of $147,056 as of December 31, 2019.

We had $3,674 of net cash provided by operating activities for the three months ended March 31, 2020, which was mainly due to $9,503 increase in deferred tax liability, together with net loss of $331,838, offset by $30,659 of decrease in accounts payable and accrued liabilities and an increase of $371,000 of accrued lawsuit settlement.

We had $11,000 of net cash used in investing activities for the three months ended March 31, 2020, which was solely due to the down payment on the vehicle purchase described above.

We had $715 of net cash used in financing activities for the three months ended March 31, 2020, which was due to payments on note payable. We had $1,473 of cash used in financing activities for the three months ended March 31, 2019, which was due solely to payments on note payable.

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

Backlog

On March 31, 2020, we had approximately $998,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2020.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our condensed consolidated financial statements for the three months ended March 31, 2020.

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

Equipment. Equipment, consisting mainly of two vehicles, is stated at cost. The Company depreciates the cost of equipment using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. Depreciation expense was approximately $3,433 and $1,694 for the three months ended March 31, 2020 and 2019, respectively. The estimated useful life of the truck is five years.

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

Management, consisting of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of March 31, 2020, based on the evaluation of these disclosure controls and procedures, our CEO and CFO has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

On October 19, 2018, a former client, Paul T. Denucci filed an Original Petition naming the Company, Elijah May, our sole officer and director and Michael Chavez, our prior Chief Executive Officer and former sole director, as defendants. The Original Petition was originally filed in Williamson County, Texas, provided the proceeding was subsequently moved to the County Court of Travis County, Texas (County Court 2 – Cause No. C-1-CV-18-011465). The Original Petition alleged breach of contract and alleged defects in the pool which the Company built on Mr. Denucci’s behalf. The Original Petition sought damages in an amount sufficient to allow Mr. Denucci to repair the alleged defects in the pool. We denied all of Mr. Denucci’s claims and filed various responses and proceedings with the court in connection therewith. A bench trial in the matter was held in January 2020. On May 7, 2020, the trial judge ruled in favor of Mr. Denucci, the former client. The final judgment entered by the trial judge awarded Mr. Denucci actual damages in the amount of $177,053; prejudgment interest actual damages at the rate of 5% per annum from April 28, 2019 to May 7, 2020 (approximately $8,900); reasonable and necessary attorney’s fees in the amount of $85,291; court costs; and post-judgment interest at the rate of 5% per annum until all amounts are paid in full. The Company has thirty days from the date the judgment to file a motion for a new trial. The Company is currently considering its next steps in connection with the matter.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020, under the heading “Item 1A. Risk Factors”, except as discussed below, and investors should review the risks provided in the Annual Report and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factor entitled “New Our backlog may not be realized or may not result in revenue or profit.” from the Form 10-K is replaced and superseded by the following:

Our backlog may not be realized or may not result in revenue or profit.

As of March 31, 2020, we had approximately $998,476 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during the remainder of 2020. However, most of our contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, including, but not limited to COVID-19, economic uncertainty associated therewith, and delays caused by social distancing and “stay-at-home” orders, could significantly reduce the revenue that we actually receive from contracts in our backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in our backlog for extended periods of time.

Given these factors, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Inability to realize revenue from our backlog could have an adverse effect on our business.

The following new risk factors supplement the risk factors included in the Form 10-K:

Our operations may be adverse effected by global epidemics, pandemics and similar health issues. Our business may be materially and adversely disrupted by the present outbreak and worldwide spread of COVID-19, including measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.

An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our consolidated financial statements.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, and “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Specifically, Travis County and Austin, Texas, where the Company operates, have issued “stay-at-home” orders beginning in mid-April 2020, which remain in effect and prohibit non-essential businesses and non-essential activities.

To date we have not experienced any negative effects from, or declines in business relating to, COVID-19 and/or Travis County, Texas’s response to the coronavirus, which includes issuing shelter-in-place orders. However, we are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations at all for an indefinite period.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to constructing a pool and/or purchasing a home; cause civil unrest; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; impair our ability to sell and build pools in a typical manner or at all, generate revenues and cash flows, and/or access to lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts. The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our initial or any revised objectives for 2020.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in new pool contracts, pools built, average selling prices, revenues and net income, and such impacts could be material to our consolidated financial statements. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate at all, we may generate few or no new pool contracts and/or completed pools during the applicable period, which could be prolonged. Along with a potential increase in cancellations of pool contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to operate our business. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources), which could cause the value of our common stock to decline in value or become worthless.

One of our former clients recently received a judgment against us in a litigation matter in an amount equal to over 75% of our total assets and approximately 100% of our total liquid assets and we have another pending lawsuit, which judgment and potential future judgment we do not have sufficient funds to pay.

On October 19, 2018, a former client, Paul T. Denucci filed an Original Petition naming the Company, Elijah May, our sole officer and director and Michael Chavez, our prior Chief Executive Officer and former sole director, as defendants. The Original Petition alleged breach of contract and alleged defects in the pool which the Company built on Mr. Denucci’s behalf. The Original Petition sought damages in an amount sufficient to allow Mr. Denucci to repair the alleged defects in the pool. We denied all of Mr. Denucci’s claims and filed various responses and proceedings with the court in connection therewith. A bench trial in the matter was held in January 2020. On May 7, 2020, the trial judge ruled in favor of Mr. Denucci, the former client. The final judgment entered by the trial judge awarded Mr. Denucci actual damages in the amount of $177,053; prejudgment interest actual damages at the rate of 5% per annum from April 28, 2019 to May 7, 2020 (approximately $8,900); reasonable and necessary attorney’s fees in the amount of $85,291; court costs; and post-judgment interest at the rate of 5% per annum until all amounts are paid in full. The Company has thirty days from the date the judgment to file a motion for a new trial. The Company is currently considering its next steps in connection with the matter. The total amount awarded to Mr. Denucci represents over 75% of our total assets and approximately 100% of our total cash as of March 31, 2020. In the event we are required to pay the amounts due to Mr. Denucci, we may be forced to liquidate assets, abandon certain of our business plans, cease operations and/or seek bankruptcy protection. In such event the value of our securities could decline in value or become worthless. All of the above may be further exacerbated by the outcome of another pending lawsuit filed by Brian Moats, another former client, in the same court, which seeks damages of between $100,000 and $200,000, and which a trial on such matter is set for later in the year.

We may not qualify for forgiveness of our PPP Loan. We face risks associated with such PPP Loan and our outstanding construction loan.

On May 11, 2020, we (through Reliant Pools) received a loan (the “Loan”) from Wells Fargo Bank N.A. (the “Lender”) in the principal amount of $51,113, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan is evidenced by a promissory note (the “Note”), dated effective May 4, 2020, issued by the Company to the Lender. The Note is unsecured, matures on May 4, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 2, 2020, following an initial deferral period as specified under the PPP. The Note may be prepaid   at any time prior to maturity with no prepayment penalties. Proceeds from the Loan will be available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that up to 75% of such Loan funds are used for payroll). The Company intends to use the entire PPP Loan amount for designated qualifying expenses and to apply for forgiveness of the respective PPP Loan in accordance with the terms of the PPP. Notwithstanding that, the Company may not qualify for forgiveness of the PPP Loan in whole or part and may be required to repay such PPP Loan in full. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default. In the event the PPP Loan is not forgiven, the debt service payments on such loan may negatively affect our ability to grow our operations, service other debt and/or pay our expenses as they come due. Furthermore, any default under the PPP Loan may require us to pay a significant amount of our available cash and/or cash flow to service such debt, which could have a material adverse effect on our operations. Any failure of the PPP Loan to be forgiven pursuant to its terms, and/or our requirement to repay the PPP Loan in whole or part, could cause the value of our common stock to decline in value.

We will need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

We had a working capital deficit of $199,695 as of March 31, 2020. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate the need for additional funding in order to continue our operations at their current levels, to pay the costs associated with being a public company, for the next 12 months, and to satisfy an outstanding judgment rendered against us as described herein under “Legal Proceedings”. We may also require additional funding in the future to expand or complete acquisitions. We plan to raise such additional funding through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues. Furthermore, in order to pay amounts owed in connection with pending lawsuits and judgments rendered against us, we may be forced to liquidate assets and/or abandon certain of our business plans. If we are unable to pay such amounts, we may be forced to cease operations and/or seek bankruptcy protection.

These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The financial statements included herein also include a going concern footnote from our auditors.

Additionally, on April 28, 2020, the Company (through Reliant Custom Homes) secured a construction loan from First United Bank and Trust Co. to be used to develop the land purchased in the third quarter of 2019, which loan provides for funding to be advanced from time to time pursuant to the requirements of the loan for the construction of a custom home. The loan is in the amount of $221,000 and bears interest at the rate of 6.25% per annum (18% upon the occurrence of an event of default). The loan is guaranteed by Reliant Pools and the Company and the land is pledged as collateral for security of the payment of the construction loan pursuant to a deed of trust. The loan matures on April 28, 2021. The loan agreement contains covenants and restrictions on us and our construction of the property and standard and customary events of default. The loan may be prepaid at any time without penalty.

Payments under the loan may decrease cash available for other expenses and our failure to pay the loan when due may have a material adverse effect on our operating results, ability to continue our business operations and the value of our securities. The repayment of the loan is secured by a security interest on our property and the home and is guaranteed by the Company and Reliant Pools. Our failure to comply with the terms of the loan may result in the lender foreclosing on the property and the home, or seeking to enforce the guarantees, which may have a material adverse effect on our assets and the value of our securities, and may force us to abandon our plans to develop a custom home.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On February 11, 2020, we purchased a Hyundai Genesis G80 for use by Mr. May. The Vehicle had a total purchase price of $50,616, including $11,000 which was paid as a down payment in cash. We entered into a term note, secured by the vehicle, for the remaining amount of the purchase price, which amount accrues interest at the rate of 3.99% per annum and is payable at the rate of $660 per month through maturity on February 27, 2025.

Additionally, on April 28, 2020, the Company (through Reliant Custom Homes) secured a construction loan from First United Bank and Trust Co. to be used to develop the land purchased in the third quarter of 2019, which loan provides for funding to be advanced from time to time pursuant to the requirements of the loan for the construction of a custom home. The loan is in the amount of $221,000 and bears interest at the rate of 6.25% per annum (18% upon the occurrence of an event of default). The loan is guaranteed by Reliant Pools and the Company and the land is pledged as collateral for security of the payment of the construction loan pursuant to a deed of trust. The loan matures on April 28, 2021. The loan agreement contains covenants and restrictions on us and our construction of the property and standard and customary events of default. The loan may be prepaid at any time without penalty.

On May 11, 2020, we (through Reliant Pools) received a loan (the “Loan”) from Wells Fargo Bank N.A. (the “Lender”) in the principal amount of $51,113, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020.

The Loan is evidenced by a promissory note (the “Note”), dated effective May 4, 2020, issued by the Company to the Lender. The Note is unsecured, matures on May 4, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 2, 2020, following an initial deferral period as specified under the PPP.

The Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the Loan will be available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that up to 75% of such Loan funds are used for payroll). The Company intends to use the entire Loan amount for designated qualifying expenses and to apply for forgiveness of the respective Loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the Loan in whole or in part.

With respect to any portion of the Loan that is not forgiven, the Loan will be subject to customary provisions for a loan of this type, including customary events of default.

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

RELIANT HOLDINGS, INC.

Date: May 19, 2020	By:	/s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
2.1	Agreement for the Exchange of Common Stock dated May 23, 2014, by and between Reliant Holdings, Inc., Reliant Pools, Inc. and the stockholders of Reliant Pools, Inc.		S-1	2.1	10/27/16	333-214274
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/16	333-214274
3.2	Amended and Restated Bylaws		S-1	3.2	10/27/16	333-214274
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/16	333-214274
10.2	Voting Agreement, dated as of November 3, 2017, by and among Michael Chavez and Elijah May		8-K	10.1	11/7/17	333-214274
10.3	Lock-Up Agreement dated November 7, 2017, between Reliant Holdings, Inc. and the stockholders name therein		8-K	10.2	11/7/17	333-214274
10.4	First Amendment to Lock-Up Agreement dated December 5, 2017 and effective November 7, 2017, between Reliant Holdings, Inc. and the stockholders name therein		8-K	10.2	12/17/18	333-214274
10.5	Second Amendment to Lock-Up Agreement dated December 3, 2018 and effective November 7, 2017, between Reliant Holdings, Inc. and the stockholders name therein		8-K	10.3	12/17/18	333-214274
10.6	Lock-Up Agreement dated December 3, 2018, between Reliant Holdings, Inc. and the stockholders name therein		8-K	10.5	12/17/18	333-214274
10.7	Form of Construction Loan Agreement dated April 28, 2020, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.	☒
10.8	Form of Promissory Note in the amount of $221,000, dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.	☒
10.9	Form of Commercial Guaranty dated April 28, 2020, by Reliant Holdings, Inc., in favor of First United Bank and Trust Co.	☒
10.10	Form of Commercial Guaranty dated April 28, 2020, by Reliant Pools, Inc., in favor of First United Bank and Trust Co.	☒
10.11	Form of Construction Deed of Trust Form dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.	☒
10.12	Paycheck Protection Program Promissory Note and Agreement dated May 4, 2020 by and between Wells Fargo Bank N.A. and Reliant Pools, Inc., evidencing the loan of $51,113
14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/16	333-214274
16.1	Letter to Securities and Exchange Commission from LBB & Associates Ltd., LLP, dated March 2, 2020		8-K	16.1	3/3/20	000-56012
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	XBRL Instance Document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒

* Filed herewith.

** Furnished Herewith.

