Form 10-Q
period 2020-06-30
Reliant Holdings, Inc.
filed 2020-08-14
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐     No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 14,585,000 shares of common stock are issued and outstanding as of August 11, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$295,539	$280,680
Accounts receivable	57,000	-
Federal income tax receivable	416	416
House and real estate inventory	33,448	17,424
Contract assets	12,847	-

Total current assets	399,250	298,520

Equipment, net of accumulated depreciation of $35,108 and $27,587 as of June 30, 2020 and December 31, 2019, respectively	46,620	7,339

Total Assets	$445,870	$305,859

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$394,280	$54,974
Contract liabilities	192,045	96,490
Current portion of note payable	57,831	-

Total current liabilities	644,156	151,464

Long-term note payable, net of current portion	26,209	-

Total Liabilities	670,365	151,464

Commitments

Stockholders’ Equity (Deficit)
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Common stock, 70,000,000 shares authorized, $.001 par value, 14,585,000 issued and outstanding as of June 30, 2020 and December 31, 2019	14,585	14,585

Additional paid-in capital	43,365	43,365
Retained earnings (accumulated deficit)	(282,445)	96,445

Total Stockholders’ Equity (Deficit)	(224,495)	154,395

Total Liabilities and Stockholders’ Equity	$445,870	$305,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$333,671	$359,128	$825,978	$718,341
Cost of goods sold	(231,816)	(238,632)	(566,999)	(468,678)
Gross Margin	101,855	120,496	258,979	249,663

Operating Expenses
General and administrative	148,484	121,947	637,349	244,658

Total Operating Expenses	(148,484)	(121,947)	(637,349)	(244,658)

Income (Loss) From Operations	(46,629)	(1,451)	(378,370)	5,005

Other income / (expense)
Interest income	-	19	22	41
Interest expense	(423)	(123)	(542)	(261)

Total other expense	(423)	(104)	(520)	(220)

Income (loss) before income taxes	(47,052)	(1,555)	(378,890)	4,785

Provision for Income Tax	-	-	-	-

Net Income (Loss)	$(47,052)	$(1,555)	$(378,890)	$4,785

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.03)	$0.00

Weighted Average Common Shares Outstanding	14,585,000	14,585,000	14,585,000	14,585,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

For the six months ended June 30, 2020 and 2019

(unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2019	-	$-	14,585,000	$14,585	$43,365	$96,445	$154,395

Net loss	-	-	-	-	-	(331,838)	(331,838)
Balance March 31, 2020	-	-	14,585,000	14,585	43,365	(235,393)	(177,443)

Net loss	-	-	-	-	-	(47,052)	(47,052)
Balance June 30, 2020	-	$-	14,585,000	$14,585	$43,365	$(282,445)	$(224,495)

Balance December 31, 2018	-	$-	14,585,000	$14,585	$43,365	$(6,565)	$51,385

Net income	-	-	-	-	-	6,340	6,340
Balance March 31, 2019	-	-	14,585,000	14,585	43,365	(225)	57,725

Net loss	-	-	-	-	-	(1,555)	(1,555)
Balance June 30, 2019	-	$-	14,585,000	$14,585	$43,365	$(1,780)	$56,170

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months ended
	June 30,
	2020	2019
Operating Activities
Net income (loss)	$(378,890)	$4,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,521	3,387
Changes in operating assets and liabilities:
Accounts receivable	(57,000)	-
Contract assets	(12,847)	(2,570)
House and real estate inventory	(16,024)	-
Prepaid and other current assets	-	(2,155)
Contract liabilities	95,555	21,950
Accounts payable and accrued liabilities	339,306	3,427

Net Cash Provided By (Used In) Operating Activities	(22,379)	28,824

Investing Activities
Purchase of property and equipment	(11,000)	-

Net Cash Used In Financing Activities	(11,000)	-

Financing Activities
Proceeds from notes payable	51,113	-
Payments on note payable	(2,875)	(2,962)

Net Cash Provided By (Used In) Financing Activities	48,238	(2,962)

Net change in Cash	14,859	25,862
Cash - Beginning of Period	280,680	181,093
Cash - End of Period	$295,539	$206,955

Supplemental Disclosures
Interest paid	$368	$261
Income taxes paid	$-	$-

Non-cash Disclosures
Purchase of equipment with note payable	$35,802	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2020 and 2019

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

The consolidated financial statements and related disclosures as of June 30, 2020 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2019 and 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition – Home and Land

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposit liabilities related to sold but undelivered homes, which totaled $0 at June 30, 2020 and December 31, 2019, related to Home and Land revenue. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit.

Land sale revenues - We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sales are generally outright sales of specified land parcels with cash consideration due on the closing date, which is generally when performance obligations are satisfied.

Home and Real Estate Inventory

Inventory is stated at cost unless the carrying value is determined to not be recoverable, in which case the affected inventory is written down to fair value. Cost includes land acquisition, land development, and home construction costs, including interest, real estate taxes, and certain direct and indirect overhead costs related to development and construction. The specific identification method is used to accumulate home construction costs.

We capitalize interest cost into homebuilding inventories. Interest expense is allocated over the period based on the timing of home closings.

Cost of revenues includes the construction cost, average lot cost, estimated warranty costs, and closing costs applicable to the home. Sales commissions are classified within selling, general, and administrative expenses. The construction cost of the home includes amounts paid through the closing date of the home, plus an accrual for costs incurred but not yet paid.

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our home and real estate inventory for indicators of impairment by property during each reporting period. If indicators of impairment are present for a property, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the six months ended June 30, 2020 and 2019, we recorded $0 of impairment charges.

COVID-19

A novel strain of coronavirus (“COVID-19”) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations, workforce and markets served. While the Company has to date, not suffered any negative effects of COVID-19, the governmental response thereto, or any declines in demand for the Company’s services, the full extent of the COVID-19 outbreak and the ultimate impact on the Company’s operations is uncertain. A prolonged disruption could have a material adverse impact on financial results and business operations of the Company.

Note 2. Accounts Receivable

Accounts receivable consisted of the following:

	June 30,	December 31,
	2020	2019
Contract receivables	$60,000	$3,000
Less: Allowance for doubtful accounts	(3,000)	(3,000)
	$57,000	$-

The Company recognized bad debt expense of $0 during the six months ended June 30, 2020 and 2019.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	June 30,	December 31,
	2020	2019
Costs on uncompleted contracts	$186,031	$244,557
Estimated earnings	91,627	120,453
	277,658	365,010
Less: Progress billings	456,856	461,500
	$(179,198)	$(96,490)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	June 30, 2020	December 31, 2019
Costs and estimated earnings in excess of billings on uncompleted contracts	$(12,847)	$-
Billings in excess of costs and estimated earnings on uncompleted contracts	192,045	(96,490)
	$(179,198)	$(96,490)

Note 4. Concentration of Risk

The Company had gross revenue of $825,978 and $718,341 for the six months ended June 30, 2020 and 2019, respectively.

The Company had five customers representing more than 10% of gross revenue, and combined 75% of revenue for the six months ended June 30, 2020. The Company had five customers representing more than 10% of gross revenue, and combined 77% of revenue for the six months ended June 30, 2019.

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

This amount is recorded in equity in the accompanying June 30, 2020 and December 31, 2019 balance sheets. This will be evaluated at each reporting period for reclassification to a liability if a rescission request is made.

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

Lease expense was $11,595 and $11,430 for the six months ended June 30, 2020 and 2019, respectively.

On October 19, 2018, a former client, Paul T. Denucci filed an Original Petition naming Reliant Pools, Inc., Elijah May, our sole officer and director and Michael Chavez, our prior Chief Executive Officer and former sole director, as defendants. The Original Petition was originally filed in Williamson County, Texas, provided the proceeding was subsequently moved to the County Court of Travis County, Texas (County Court 2 – Cause No. C-1-CV-18-011465). The Original Petition alleged breach of contract and alleged defects in the pool which the Company built on Mr. Denucci’s behalf. The Original Petition sought damages in an amount sufficient to allow Mr. Denucci to repair the alleged defects in the pool. We denied all of Mr. Denucci’s claims and filed various responses and proceedings with the court in connection therewith. A bench trial in the matter was held in January 2020. On May 7, 2020, the trial judge ruled in favor of Mr. Denucci, the former client. The final judgment entered by the trial judge awarded Mr. Denucci actual damages in the amount of $177,053; prejudgment interest actual damages at the rate of 5% per annum from April 28, 2019 to May 7, 2020 (approximately $8,900); reasonable and necessary attorney’s fees in the amount of $85,291; court costs; and post-judgment interest at the rate of 5% per annum until all amounts are paid in full. In June 2020, Denucci filed a petition with the court to include Elijah May, our sole officer and director and Michael Chavez, our prior Chief Executive Officer and former sole director, personally and Reliant Holdings Inc. and other subsidiaries in the lawsuit. The Company had thirty days from the May 7, 2020 judgment to file a motion for a new trial and filed for a new trial within such required time period. To date the judge in the case has not made a decision on the motion for a new trial. The Company is currently considering its next steps in connection with the matter and is attempting to negotiate a settlement in connection with the judgment, which may not be entered into on favorable terms, if at all.

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

During the six months ended June 30, 2020, the Company accrued $371,000 as an estimate related to the above pending lawsuits. The associated expense is included in general and administrative expense and includes attorney’s fees awarded by the court (in connection with the Denucci lawsuit).

Note 7. Note Payable

	June 30, 2020	December 31, 2019
Term note with a bank secured by car, payable in monthly installments of $660, including interest at 3.99% through February 27, 2025	$32,927	$-

Paycheck Protection Program	51,113	-

Total long-term debt	84,040	-
Less: current portion	(57,831)	-
Long-term debt net of current portion	$26,209	$-

On April 28, 2020, the Company secured a construction loan to be used to develop the land purchased in the third quarter of 2019. The loan is for $221,000, bears interest at the rate of 6.25% and is repayable one year after issuance. No proceeds have been received on this instrument.

On May 7, 2020, the Company received $51,113 of proceeds from the Small Business Administration’s Paycheck Protection Program. The funds will be subject to repayment and a 1% interest rate if not forgiven in accordance with the program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations“ contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on May 19, 2020 (the “Annual Report”).

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

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it intends to construct a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build, but has not yet drawn any proceeds on the loan, or began construction.

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

Custom Homes

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it intends to construct a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build, but has not yet drawn any proceeds on the loan or began construction.

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

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions, including Travis, County, Texas, where the Company has its operations, began issuing ‘stay-at-home’ orders, which continue in various forms as of the date of this report. Notwithstanding such ‘stay-at-home’ and similar orders, the Company has actually seen an increase in demand for new pools during the pandemic. The Company believes that this is because homeowners are spending more time at home and possibly because they have more disposable income due to the unavailability of other entertainment choices and travel requirements. However, the full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic. For example, it is possible that the current outbreak or continued spread of COVID-19 will cause a global recession, which will result in a decrease in the demand for our services, or future ‘stay-at-home’ orders will prevent us from engaging new clients or completing pool builds then in progress. Additionally, the Company has had issues with sub-contractors coming down with COVID-19 which has caused construction delays and has further seen delays in permitting caused by COVID-19 issues. Furthermore, there is a risk that city inspections cease altogether for a period of time as a result of potential future COVID-19 ‘stay-at-home’ orders, although none are currently planned. Notwithstanding the above, the demand for pools remains high in Austin and surrounding areas.

Future impacts of the coronavirus and the government’s response to such virus, including declines in spending of disposable income and potential future recessions, cannot be predicted at this time and may result in negative impacts on our operating results, cash flow and prospects, all of which may cause the value of our securities to decline in value.

Currently we believe that we have sufficient cash on hand and will generate sufficient cash through operations to support our operations for the foreseeable future, but will need to raise additional funding as discussed below, to stratify outstanding legal judgments; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic.

The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks.

Plan of Operations

We had a working capital deficit of $244,906 as of June 30, 2020. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate the need for additional funding in order to continue our operations at their current levels, to pay the costs associated with being a public company, for the next 12 months, and to satisfy an outstanding judgment rendered against us as described herein under “Legal Proceedings“. We may also require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues. Furthermore, in order to pay amounts owed in connection with pending lawsuits and judgments rendered against us, we may be forced to liquidate assets and/or abandon certain of our business plans. If we are unable to pay such amounts, we may be forced to cease operations and/or seek bankruptcy protection.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

We had revenue of $333,671 for the three months ended June 30, 2020, compared to revenue of $359,128 for the three months ended June 30, 2019, a decrease of $25,457 or 7.1% from the prior period. Revenue decreased due to completing one pool during the three months ended June 30, 2020 compared to completing two pools during the three months ended June 30, 2019. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $231,816 for the three months ended June 30, 2020, compared to cost of goods sold of $238,632 for the three months ended June 30, 2019, a decrease of $6,816 or 2.9% from the prior period, mainly due to the decrease in projects completed during the period as disclosed above.

Cost of goods sold decreased mainly due to the number of pools completed combined with the decrease in other costs, including pool equipment and plaster. The expenses which attributed to the decrease in cost of goods sold for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, included:

Cost of Goods Sold Expense	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	Increase / (Decrease)	Percentage Change
Cost of decking	$33,026	$33,914	$(888)	(2.6%)
Plaster used in the construction of pools	16,594	21,396	(4,802)	(22.4%)
Gunite used in the construction of pools	31,341	32,220	(879)	(2.7%)
Pool equipment used to filter and circulate the water used in our pools	25,183	42,425	(17,242)	(40.6%)
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	28,141	17,730	10,411	58.7%
Excavation and steel expenses	54,851	42,287	12,564	29.7%
Other, including labor	42,681	48,660	(5,979)	(12.3%)
Total	$231,816	$238,632	$(6,816)	(2.9%)

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

We had gross margin of $101,855 for the three months ended June 30, 2020, compared to gross margin of $120,496 for the three months ended June 30, 2019, a decrease of $18,641 or 15.5% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 30.5% and 32.6% for the three months ended June 30, 2020 and 2019, respectively.

We had operating expenses consisting solely of general and administrative expenses of $148,484 for the three months ended June 30, 2020, compared to operating expenses consisting solely of general and administrative expenses of $121,947 for the three months ended June 30, 2019. Operating expenses increased by $26,537 or 21.8% from the prior period mainly due to increased marketing costs and professional fees, and an increase in employee related costs. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $0 for the three months ended June 30, 2020, compared to interest income of $19 for the three months ended June 30, 2019. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $423 and $123, for the three months ended June 30, 2020 and 2019, respectively, due to interest paid in connection with the purchase of a car used by our Chief Executive Officer, as described in greater detail under “Liquidity and Capital Resources” below.

We had a net loss of $47,052 for the three months ended June 30, 2020, compared to a net loss of $1,555 for the three months ended June 30, 2019, an increase in net loss of $45,497, mainly due to the decrease in revenue and the increase in general and administrative expenses as described above.

For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

We had revenue of $825,978 for the six months ended June 30, 2020, compared to revenue of $718,341 for the six months ended June 30, 2019, an increase of $107,637 or 15.0% from the prior period. Revenue increased due to an increase in pool count during the comparable periods and general timing of contracts as well as the higher priced pools being completed in the current period. We completed seven pools during the six months ended June 30, 2020 compared to completing six pools during the six months ended June 30, 2019. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $566,999 for the six months ended June 30, 2020, compared to cost of goods sold of $468,678 for the six months ended June 30, 2019, an increase of $98,321 or 21.0% from the prior period, mainly due to the increase in projects during the period as disclosed above.

Cost of goods sold increased mainly due to the number of pools completed combined with the increase in other costs, including labor. In addition, we have seen increased costs of gunite, masonry and pool equipment costs associated with higher end projects and increases in the average cost of constructed pools during the current period compared to the last. The expenses which attributed to the increase in cost of goods sold for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, included:

Cost of Goods Sold Expense	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019	Increase / (Decrease)	Percentage Change
Cost of decking	$90,442	$88,272	$2,170	2.5%
Plaster used in the construction of pools	51,671	42,547	9,124	21.4%
Gunite used in the construction of pools	67,820	48,531	19,289	39.7%
Pool equipment used to filter and circulate the water used in our pools	70,873	73,645	(2,772)	(3.8%)
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	77,929	55,186	22,743	41.2%
Excavation and steel expenses	77,297	61,695	15,602	25.3%
Other, including labor	130,967	98,802	32,165	32.6%
Total	$566,999	$468,678	$98,321	21.0%

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

We had gross margin of $258,979 for the six months ended June 30, 2020, compared to gross margin of $249,663 for the six months ended June 30, 2019, an increase of $9,316 or 3.7% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 31.4% and 34.8% for the six months ended June 30, 2020 and 2019, respectively.

We had operating expenses consisting solely of general and administrative expenses of $637,349 for the six months ended June 30, 2020, compared to operating expenses consisting solely of general and administrative expenses of $244,658 for the six months ended June 30, 2019. Operating expenses increased by $392,691 or 160.5% from the prior period mainly due to an accrual related to lawsuit settlement expenses. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $22 for the six months ended June 30, 2020, compared to interest income of $41 for the six months ended June 30, 2019. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $542 and $261, for the six months ended June 30, 2020 and 2019, respectively, due to interest paid in connection with the purchase of a car used by our Chief Executive Officer, as described in greater detail under “Liquidity and Capital Resources” below.

We had a net loss of $378,890 for the six months ended June 30, 2020, compared to net income of $4,785 for the six months ended June 30, 2019, an increase in net loss of $383,675, mainly due to the increase in general and administrative expenses as described above in connection with accruals related to lawsuits, offset by the increase in revenues.

Liquidity and Capital Resources

We had total assets of $445,870 as of June 30, 2020, consisting of total current assets of $399,250, which included cash of $295,539, real estate inventory of $33,448, accounts receivable of $57,000, federal income tax receivable of $416, contract assets of $12,847, and equipment, net of accumulated depreciation, of $46,620. Federal income tax receivable relates to a payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the year ended December 31, 2019, due to the utilization of a net loss carryforward and application of prepaid taxes. Included in real estate inventory as of June 30, 2020 is the value of the land which the Company acquired in the third quarter of 2019, which it plans to build a custom home on. Equipment increased by $39,281 in connection with the purchase of a new vehicle as discussed below.

We had total liabilities of $670,365 as of June 30, 2020, which included current liabilities of $644,156, including accounts payable and accrued liabilities of $394,280 (which included accrued lawsuit settlements of $371,000), contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $192,045, and current portion of note payable of $57,831, and long-term liabilities including a long-term note payable, net of current portion of $26,209 relating to a new vehicle. The $371,000 of accrued lawsuit settlements represent amounts accrued in connection with the lawsuits described in greater detail under “Legal Proceedings“.

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

On April 28, 2020, the Company secured a construction loan from First United Bank and Trust Company to be used to develop the land purchased in the third quarter of 2019. The loan is in the amount of $221,000, bears interest at the rate of 6.25% per annum and is repayable on April 28, 2021. As of June 30, 2020 and through the date of this filing, no amount had been advanced on the loan.

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

We had a working capital deficit of $244,906 as of June 30, 2020, compared to working capital of $147,056 as of December 31, 2019.

We had $22,379 of net cash used in operating activities for the six months ended June 30, 2020, which was mainly due to a $57,000 increase in accounts receivable and $378,890 of net loss, offset by an increase of $339,306 of accounts payable and accrued liabilities, mainly relating to the $371,000 of accrued lawsuit settlement. We had $28,824 of net cash provided by operating activities for the six months ended June 30, 2019 due mainly to an increase in contract liabilities of $21,950 and a net loss of $4,785.

We had $11,000 of net cash used in investing activities for the six months ended June 30, 2020, which was solely due to the down payment on the vehicle purchase described above.

We had $48,238 of net cash provided by financing activities for the six months ended June 30, 2020, which was due to the proceeds from the PPP Loan discussed above, offset by payments on our vehicle loan. We had $2,962 of cash used in financing activities for the six months ended June 30, 2019, which was due solely to payments on note payable.

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

Backlog

On June 30, 2020, we had approximately $1,567,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2020.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our condensed consolidated financial statements for the six months ended June 30, 2020.

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

Equipment. Equipment, consisting mainly of two vehicles, is stated at cost. The Company depreciates the cost of equipment using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. Depreciation expense was approximately $7,521 and $3,387 for the six months ended June 30, 2020 and 2019, respectively. The estimated useful life of the vehicle is five years.

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

Management, consisting of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of June 30, 2020, based on the evaluation of these disclosure controls and procedures, our CEO and CFO has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

On October 19, 2018, a former client, Paul T. Denucci filed an Original Petition naming Reliant Pools, Elijah May, our sole officer and director and Michael Chavez, our prior Chief Executive Officer and former sole director, as defendants. The Original Petition was originally filed in Williamson County, Texas, provided the proceeding was subsequently moved to the County Court of Travis County, Texas (County Court 2 – Cause No. C-1-CV-18-011465). The Original Petition alleged breach of contract and alleged defects in the pool which the Company built on Mr. Denucci’s behalf. The Original Petition sought damages in an amount sufficient to allow Mr. Denucci to repair the alleged defects in the pool. We denied all of Mr. Denucci’s claims and filed various responses and proceedings with the court in connection therewith. A bench trial in the matter was held in January 2020. On May 7, 2020, the trial judge ruled in favor of Mr. Denucci, the former client. The final judgment entered by the trial judge awarded Mr. Denucci actual damages in the amount of $177,053; prejudgment interest actual damages at the rate of 5% per annum from April 28, 2019 to May 7, 2020 (approximately $8,900); reasonable and necessary attorney’s fees in the amount of $85,291; court costs; and post-judgment interest at the rate of 5% per annum until all amounts are paid in full. In June 2020, Denucci filed a petition with the court to include Elijah May, our sole officer and director and Michael Chavez, our prior Chief Executive Officer and former sole director, personally and Reliant Holdings, Inc. and other subsidiaries in the lawsuit. The Company had thirty days from the May 7, 2020 judgment to file a motion for a new trial and filed for a new trial within such required time period. To date, the judge in the case has not made a decision on the motion for a new trial. The Company is currently considering its next steps in connection with the matter and is attempting to negotiate a settlement in connection with the judgment, which may not be entered into on favorable terms, if at all.

On December 21, 2018, a former client, Brian Moats, filed an Original Petition naming Reliant Pools as a defendant in a suit filed in the County Court at Law No. 2 for Travis County, Texas (Cause No. C-1-CV-18-012062). The suit alleges that the Company failed to install a French drain under the pool as required by the terms of the contract, alleges causes of action of breach of express warranty and breach of contract and seeks damages of between $100,000 and $200,000. We deny Mr. Moats’ claims and intend to vigorously defend ourselves against such claims. The matter is set for trial in February 2021.

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

The risk factor entitled “We may require additional financing, and we may not be able to raise funds on favorable terms or at all.” from the Form 10-K is replaced and superseded by the following:

We will require additional financing, and we may not be able to raise funds on favorable terms or at all.

We had a working capital deficit of $244,906 as of June 30, 2020. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate the need for additional funding in order to continue our operations at their current levels, to pay the costs associated with being a public company, for the next 12 months, and to satisfy an outstanding judgment rendered against us as described herein under “Legal Proceedings“. We may also require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience.

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

As of June 30, 2020, we had approximately $1,567,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during the remainder of 2020. However, most of our contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, including, but not limited to COVID-19, economic uncertainty associated therewith, and delays caused by social distancing and “stay-at-home” orders, could significantly reduce the revenue that we actually receive from contracts in our backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in our backlog for extended periods of time.

Given these factors, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Inability to realize revenue from our backlog could have an adverse effect on our business.

The risk factor entitled “A significant amount of our revenues are due to only a small number of customers, and if we were to lose any of those customers, our results of operations would be adversely affected.” from the Form 10-K is replaced and superseded by the following:

A significant amount of our revenues are due to only a small number of customers, and if we were to lose any of those customers, our results of operations would be adversely affected.

The Company had five customers representing more than 10% of gross revenue, and combined 75% of revenue for the six months ended June 30, 2020. The Company had five customers representing more than 10% of gross revenue, and combined 77% of revenue for the six months ended June 30, 2019. The Company had three customers representing more than 10% of gross revenue, and combined 34% of revenue for the year ended December 31, 2019, no customers representing approximately 10% of gross revenues for the year ended December 31, 2018 and had two customers representing more than 10% of gross revenue, and a combined 23% of revenue for the year ended December 31, 2017.

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

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, and “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Specifically, Travis County and Austin, Texas, where the Company operates, issued “stay-at-home” orders beginning in mid-April 2020, which have since expired, which had prohibited non-essential businesses and non-essential activities.

To date we have not experienced any material negative effects from, or declines in business relating to, COVID-19 and/or Travis County, Texas’s response to the coronavirus, which includes issuing shelter-in-place orders. However, the Company has had issues with sub-contractors coming down with COVID-19 which has caused construction delays and has further seen delays in permitting caused by COVID-19 issues. Furthermore, there is a risk that city inspections cease altogether for a period of time as a result of potential future COVID-19 ‘stay-at-home’ orders, although none are currently planned. Notwithstanding the above, the demand for pools remains high in Austin and surrounding areas. Notwithstanding that, we are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations at all for an indefinite period.

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

One of our former clients has received a judgment against us in a litigation matter in an amount equal to over 75% of our total assets and approximately 100% of our total liquid assets and we have another pending lawsuit, which judgment and potential future judgment we do not have sufficient funds to pay.

On October 19, 2018, a former client, Paul T. Denucci filed an Original Petition naming Reliant Pools, Elijah May, our sole officer and director and Michael Chavez, our prior Chief Executive Officer and former sole director, as defendants. The Original Petition alleged breach of contract and alleged defects in the pool which the Company built on Mr. Denucci’s behalf. The Original Petition sought damages in an amount sufficient to allow Mr. Denucci to repair the alleged defects in the pool. We denied all of Mr. Denucci’s claims and filed various responses and proceedings with the court in connection therewith. A bench trial in the matter was held in January 2020. On May 7, 2020, the trial judge ruled in favor of Mr. Denucci, the former client. The final judgment entered by the trial judge awarded Mr. Denucci actual damages in the amount of $177,053; prejudgment interest actual damages at the rate of 5% per annum from April 28, 2019 to May 7, 2020 (approximately $8,900); reasonable and necessary attorney’s fees in the amount of $85,291; court costs; and post-judgment interest at the rate of 5% per annum until all amounts are paid in full. The Company had thirty days from the May 7, 2020 judgment to file a motion for a new trial and filed for a new trial within such required time period. To date the judge in the case has not made a decision on the motion for a new trial. The Company is currently considering its next steps in connection with the matter and is attempting to negotiate a settlement in connection with the judgment, which may not be entered into on favorable terms, if at all. The total amount awarded to Mr. Denucci represents a significant amount of our total assets and total cash as of June 30, 2020. In the event we are required to pay the amounts due to Mr. Denucci, we may be forced to liquidate assets, abandon certain of our business plans, cease operations and/or seek bankruptcy protection. In such event the value of our securities could decline in value or become worthless. All of the above may be further exacerbated by the outcome of another pending lawsuit filed by Brian Moats, another former client, in the same court, which seeks damages of between $100,000 and $200,000, and which a trial on such matter is set for February 2021.

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

We had a working capital deficit of $244,906 as of June 30, 2020. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate the need for additional funding in order to continue our operations at their current levels, to pay the costs associated with being a public company, for the next 12 months, and to satisfy an outstanding judgment rendered against us as described herein under “Legal Proceedings”. We may also require additional funding in the future to expand or complete acquisitions. We plan to raise such additional funding through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues. Furthermore, in order to pay amounts owed in connection with pending lawsuits and judgments rendered against us, we may be forced to liquidate assets and/or abandon certain of our business plans. If we are unable to pay such amounts, we may be forced to cease operations and/or seek bankruptcy protection.

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

Additionally, on April 28, 2020, the Company (through Reliant Custom Homes) secured a construction loan from First United Bank and Trust Co. to be used to develop the land purchased in the third quarter of 2019, which loan provides for funding to be advanced from time to time pursuant to the requirements of the loan for the construction of a custom home. The loan is in the amount of $221,000 and bears interest at the rate of 6.25% per annum (18% upon the occurrence of an event of default). The loan is guaranteed by Reliant Pools and the Company and the land is pledged as collateral for security of the payment of the construction loan pursuant to a deed of trust. The loan matures on April 28, 2021. The loan agreement contains covenants and restrictions on us and our construction of the property and standard and customary events of default. The loan may be prepaid at any time without penalty. As of June 30, 2020 and through the date of this filing, no amount had been advanced under this loan.

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

RELIANT HOLDINGS, INC.

Date: August 13, 2020	By:	/s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date	File Number
2.1	Agreement for the Exchange of Common Stock dated May 23, 2014, by and between Reliant Holdings, Inc., Reliant Pools, Inc. and the stockholders of Reliant Pools, Inc.		S-1	2.1	10/27/16	333-214274
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/16	333-214274
3.2	Amended and Restated Bylaws		S-1	3.2	10/27/16	333-214274
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/16	333-214274
10.2	Voting Agreement, dated as of November 3, 2017, by and among Michael Chavez and Elijah May		8-K	10.1	11/7/17	333-214274
10.3	Lock-Up Agreement dated November 7, 2017, between Reliant Holdings, Inc. and the stockholders name therein		8-K	10.2	11/7/17	333-214274
10.4	First Amendment to Lock-Up Agreement dated December 5, 2017 and effective November 7, 2017, between Reliant Holdings, Inc. and the stockholders name therein		8-K	10.2	12/17/18	333-214274
10.5	Second Amendment to Lock-Up Agreement dated December 3, 2018 and effective November 7, 2017, between Reliant Holdings, Inc. and the stockholders name therein		8-K	10.3	12/17/18	333-214274
10.6	Lock-Up Agreement dated December 3, 2018, between Reliant Holdings, Inc. and the stockholders name therein		8-K	10.5	12/17/18	333-214274
10.7	Form of Construction Loan Agreement dated April 28, 2020, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.7	5/19/20	000-56012
10.8	Form of Promissory Note in the amount of $221,000, dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.8	5/19/20	000-56012
10.9	Form of Commercial Guaranty dated April 28, 2020, by Reliant Holdings, Inc., in favor of First United Bank and Trust Co.		10-Q	10.9	5/19/20	000-56012
10.10	Form of Commercial Guaranty dated April 28, 2020, by Reliant Pools, Inc., in favor of First United Bank and Trust Co.		10-Q	10.10	5/19/20	000-56012
10.11	Form of Construction Deed of Trust Form dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.11	5/19/20	000-56012
10.12	Paycheck Protection Program Promissory Note and Agreement dated May 4, 2020 by and between Wells Fargo Bank N.A. and Reliant Pools, Inc., evidencing the loan of $51,113		10Q	10.12	5/19/20	000-56012
14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/16	333-214274
16.1	Letter to Securities and Exchange Commission from LBB & Associates Ltd., LLP, dated March 2, 2020		8-K	16.1	3/3/20	000-56012
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	XBRL Instance Document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒

__________

* Filed herewith.

** Furnished Herewith.

