Form 10-Q
period 2020-09-30
Reliant Holdings, Inc.
filed 2020-11-12
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2020

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 14,585,000 shares of common stock are issued and outstanding as of November 10, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$205,082	$280,680
Federal income tax receivable	416	416
House and real estate inventory	33,448	17,424

Total current assets	238,946	298,520

Equipment, net of accumulated depreciation of $39,223 and $27,587 as of September 30, 2020 and December 31, 2019, respectively	42,505	7,339

Total Assets	$281,451	$305,859

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$166,458	$54,974
Contract liabilities	275,017	96,490
Current portion of note payable	6,807	—

Total current liabilities	448,282	151,464

Long-term note payable, net of current portion	75,053	—

Total Liabilities	523,335	151,464

Commitments

Stockholders’ Equity (Deficit)
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, 70,000,000 shares authorized, $0.001 par value, 14,585,000 issued and outstanding as of September 30, 2020 and December 31, 2019	14,585	14,585

Additional paid-in capital	43,365	43,365
Retained earnings (accumulated deficit)	(299,834)	96,445

Total Stockholders’ Equity (Deficit)	(241,884)	154,395

Total Liabilities and Stockholders’ Equity (Deficit)	$281,451	$305,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$555,073	$591,891	$1,381,051	$1,310,232
Cost of goods sold	(407,229)	(401,284)	(974,228)	(869,962)
Gross margin	147,844	190,607	406,823	440,270

Operating Expenses
General and administrative	164,913	110,378	802,262	355,036

Total Operating Expenses	(164,913)	(110,378)	(802,262)	(355,036)

Income (loss) From Operations	(17,069)	80,229	(395,439)	85,234

Other income / (expense)
Interest income	—	32	22	73
Interest expense	(320)	(127)	(862)	(388)

Total other expense	(320)	(95)	(840)	(315)

Income (loss) before income taxes	(17,389)	80,134	(396,279)	84,919

Provision for Income Tax	—	—	—	—

Net Income (loss)	$(17,389)	$80,134	$(396,279)	$84,919

Net Income (loss) Per Share - Basic and Diluted	$(0.00)	$0.01	$(0.03)	$0.01

Weighted Average Common Shares Outstanding	14,585,000	14,585,000	14,585,000	14,585,000

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

For the three and nine months ended September 30, 2020 and 2019

(unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Retained Earnings (Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit)	Total

Balance December 31, 2019	—	$—	14,585,000	$14,585	$43,365	$96,445	$154,395

Net loss	—	—	—	—	—	(331,838)	(331,838)
Balance March 31, 2020	—	—	14,585,000	14,585	43,365	(235,393)	(177,443)

Net loss	—	—	—	—	—	(47,052)	(47,052)
Balance June 30, 2020	—	—	14,585,000	14,585	43,365	(282,445)	(224,495)

Net loss	—	—	—	—	—	(17,389)	(17,389)
Balance September 30, 2020	—	$—	14,585,000	$14,585	$43,365	$(299,834)	$(241,884)

Balance December 31, 2018	—	$—	14,585,000	$14,585	$43,365	$(6,565)	$51,385

Net income	—	—	—	—	—	6,340	6,340
Balance March 31, 2019	—	—	14,585,000	14,585	43,365	(225)	57,725

Net loss	—	—	—	—	—	(1,555)	(1,555)
Balance June 30, 2019	—	—	14,585,000	14,585	43,365	(1,780)	56,170

Net income	—	—	—	—	—	80,134	80,134
Balance September 30, 2019	—	$—	14,585,000	$14,585	$43,365	$78,354	$136,304

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months ended
	September 30,
	2020	2019
Operating Activities
Net income (loss)	$(396,279)	$84,919
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,636	5,081
Changes in operating assets and liabilities:
Contract assets	—	(19,300)
House and real estate inventory	(16,024)	(17,424)
Prepaid and other current assets	—	1,500
Increase (decrease) in contract liabilities	178,527	(11,627)
Accounts payable and accrued liabilities	111,484	40,760

Net Cash Provided By (Used In) Operating Activities	(110,656)	83,909

Investing Activities
Purchase of property and equipment	(11,000)	—

Net Cash Used In Investing Activities	(11,000)	—

Financing Activities
Payments on related party advances	—	(5,000)
Proceeds from notes payable	51,113	—
Payments on note payable	(5,055)	(13,248)

Net Cash Provided By (Used In) Financing Activities	46,058	(18,248)

Net change in Cash	(75,598)	65,661
Cash - Beginning of Period	280,680	181,093
Cash - End of Period	$205,082	$246,754

Supplemental Disclosures
Interest paid	$783	$368
Income taxes paid	$—	$—

Non-cash Disclosures
Purchase of equipment with note payable	$35,802	$—

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the three and nine months ended September 30, 2020 and 2019

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

The consolidated financial statements and related disclosures as of September 30, 2020 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2019 and 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition – Home and Land

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities, include customer deposit liabilities related to homes sold but not yet delivered to buyers, totaled $0 at September 30, 2020 and December 31, 2019, related to Home and Land revenue. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit.

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

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our home and real estate inventory for indicators of impairment by property during each reporting period. If indicators of impairment are present for a property, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the nine months ended September 30, 2020 and 2019, we recorded $0 of impairment charges.

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

Note 2. Accounts Receivable

Accounts receivable consisted of the following:

	September 30,	December 31,
	2020	2019
Contract receivables	$3,000	$3,000
Less: Allowance for doubtful accounts	(3,000)	(3,000)
	$-	$-

The Company recognized no bad debt expense during the nine months ended September 30, 2020 and 2019.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	September 30,	December 31,
	2020	2019
Costs on uncompleted contracts	$203,021	$244,557
Estimated earnings	94,764	120,453
	297,785	365,010
Less: Progress billings	572,802	461,500
	$(275,017)	$(96,490)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	September 30, 2020	December 31, 2019
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$—
Billings in excess of costs and estimated earnings on uncompleted contracts	(275,017)	(96,490)
	$(275,017)	$(96,490)

Note 4. Concentration of Risk

The Company had gross revenue of $1,381,051 and $1,310,232 for the nine months ended September 30, 2020 and 2019, respectively.

The Company had five customers representing more than 10% of gross revenue, and a combined 56% of revenue for the nine months ended September 30, 2020.  The Company had four customers representing more than 10% of gross revenue, and a combined 48% of revenue for the nine months ended September 30, 2019.

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

In September 2016, the Company discovered that the investors in the January 2016 to September 2016 offering may not have been provided all of the information and materials (including current audited financial statements), as is required under the Securities Act of 1933, as amended (the “Securities Act”) in order to claim an exemption from registration pursuant to Rule 506(b) of the Securities Act. The Company believes that all such transactions still complied with, and were exempt from registration under Section 4(a)(2) of the Securities Act because the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof; the securities were offered without any general solicitation by the Company or the Company’s representatives; no underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions; the securities sold are subject to transfer restrictions, and the certificates evidencing the securities (or book entry issuances) contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom; and the securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

During the first quarter of fiscal 2017, the Company learned that in 2009, Michael Chavez, the former President and former sole director, was barred from association with any FINRA member in any capability. Mr. Chavez similarly became aware of the FINRA bar at the same time. Pursuant to Rule 506(d), Rule 506 of the Securities Act, is not available for a sale of securities if among other persons, any director or executive officer of an issuer has been subject to certain disqualifying events after September 23, 2013, including suspension or expulsion from membership in a self-regulatory organization (SRO), such as FINRA. However, in the event the disqualifying event occurred prior to September 23, 2013, the issuer is not prohibited from relying on Rule 506, provided that pursuant to Rule 506(e) of the Securities Act, an issuer is required to furnish to each purchaser, a reasonable time prior to sale, a description in writing of any matters that would have triggered disqualification under Rule 506(d)(1), but occurred before September 23, 2013.

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

This amount is recorded in equity in the accompanying September 30, 2020 and December 31, 2019 balance sheets. This will be evaluated at each reporting period for reclassification to a liability if a rescission request is made.

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

Note 6. Commitments and Contingencies

The Company leases approximately 1,000 square feet of office space in Austin, Texas. The Company extended the office space lease from October 1, 2020 through September 30, 2021 for a rental rate of $1,850 per month. Lease expense was $17,415 and $17,145 for the nine months ended September 30, 2020 and 2019, respectively.

On October 19, 2018, a former client, Paul T. Denucci filed an Original Petition naming the Company, Elijah May, our sole officer and director and Michael Chavez, our prior Chief Executive Officer and former sole director, as defendants. The Original Petition was originally filed in Williamson County, Texas, provided the proceeding was subsequently moved to the County Court of Travis County, Texas (County Court 2 – Cause No. C-1-CV-18-011465). The Original Petition alleged breach of contract and alleged defects in the pool which the Company built on Mr. Denucci’s behalf. The Original Petition sought damages in an amount sufficient to allow Mr. Denucci to repair the alleged defects in the pool. We denied all of Mr. Denucci’s claims and filed various responses and proceedings with the court in connection therewith. A bench trial in the matter was held in January 2020. On May 7, 2020, the trial judge ruled in favor of Mr. Denucci, the former client. The final judgment entered by the trial judge awarded Mr. Denucci actual damages in the amount of $177,053; prejudgment interest actual damages at the rate of 5% per annum from April 28, 2019 to May 7, 2020 (approximately $8,900); reasonable and necessary attorney’s fees in the amount of $85,291; court costs; and post-judgment interest at the rate of 5% per annum until all amounts are paid in full. In June 2020, Mr. Denucci filed a petition with the court to include both individuals personally (i.e., Mr. Chavez and Mr. May) and Reliant Holdings Inc. and other subsidiaries in the lawsuit.

On December 21, 2018, a former client, Brian Moats filed an Original Petition naming Reliant Pools as a defendant in a suit filed in the County Court at Law No. 2 for Travis County, Texas (Cause No. C-1-CV-18-012062). The suit alleged that the Company failed to install a French drain under the pool as required by the terms of the contract, alleged causes of action of breach of express warranty and breach of contract and sought damages of between $100,000 and $200,000. We denied Mr. Moats’ claims.

During the nine months ended September 30, 2020, the Company accrued $145,000 related to the above pending lawsuit with Mr. Moats. The associated expense is included in general and administrative expense.

In September and October 2020, we entered into separate agreements with each of the parties above (including a settlement in principle with Mr. Moats) to settle the lawsuits in consideration for an aggregate of $420,000.

Note 7. Note Payable

	September 30, 2020	December 31, 2019
Term note with a bank secured by car, payable in monthly installments of $660, including interest at 3.99% through February 27, 2025	$30,747	$—

Paycheck Protection Program	51,113	—

Total long-term debt	81,860	—
Less: current portion	(6,807)	—
Long-term debt net of current portion	$75,053	$—

On April 28, 2020, the Company secured a construction loan to be used to develop the land purchased in the third quarter of 2019. The loan is for $221,000, bears interest at the rate of 6.25% and is repayable one year after issuance. As of September 30, 2020, no proceeds have been drawn on this instrument.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services;
●	lack of insurance policies;
●	dependence on a small number of customers;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	client lawsuits, damages, judgements and settlements required to be paid in connection therewith and the effects thereof on our reputation;
●	health risks, economic slowdowns and rescissions and other negative outcomes caused by COVID-19 and governmental responses thereto;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included under “Risk Factors” below and under “Item 1A. Risk Factors” in our latest Annual Report on Form 10-K.

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

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions, including Travis, County, Texas, where the Company has its operations, began issuing ‘stay-at-home’ orders, which continue in various forms as of the date of this report. Notwithstanding such ‘stay-at-home’ and similar orders, the Company has actually seen an increase in demand for new pools during the pandemic. The Company believes that this is because homeowners are spending more time at home and possibly because they have more disposable income due to the unavailability of other entertainment choices and travel requirements. However, the full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic. For example, it is possible that the current outbreak or continued spread of COVID-19, including, but not limited to, expected increases in the number of persons infected with COVID-19 during the fall and winter months, will cause a global recession, which will result in a decrease in the demand for our services, or future ‘stay-at-home’ orders will prevent us from engaging new clients or completing pool builds then in progress. Additionally, the Company has had issues with sub-contractors coming down with COVID-19 which has caused construction delays and has further seen delays in permitting caused by COVID-19 issues. Furthermore, there is a risk that city inspections cease altogether for a period of time as a result of potential future COVID-19 ‘stay-at-home’ orders, although none are currently planned. Notwithstanding the above, the demand for pools remains high in Austin and surrounding areas.

Future impacts of the coronavirus and the government’s response to such virus, including declines in spending of disposable income and potential future recessions, cannot be predicted at this time and may result in negative impacts on our operating results, cash flow and prospects, all of which may cause the value of our securities to decline in value.

Currently we believe that we have sufficient cash on hand and will generate sufficient cash through operations to support our operations for the foreseeable future, but will need to raise additional funding as discussed below, to satisfy a settlement in principle with a former client; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic.

The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks.

Plan of Operations

We had a working capital deficit of $160,336 as of September 30, 2020. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate the need for additional funding in order to continue our operations at their current levels, to pay the costs associated with being a public company, for the next 12 months, and to satisfy a settlement in principle of outstanding claims with a former customer as described under “Part I” - “Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 6. Commitments and Contingencies” hereof. We may also require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues. Furthermore, in order to pay amounts owed in connection with proposed settlements, we may be forced to liquidate assets and/or abandon certain of our business plans. If we are unable to pay such amounts, we may be forced to cease operations and/or seek bankruptcy protection.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

We had revenue of $555,073 for the three months ended September 30, 2020, compared to revenue of $591,891 for the three months ended September 30, 2019, a decrease of $36,818 or 6.2% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $407,229 for the three months ended September 30, 2020, compared to cost of goods sold of $401,284 for the three months ended September 30, 2019, an increase of $5,945 or 1.5% from the prior period.

Cost of goods sold increased mainly due to an increase in pool equipment and masonry, stone and tile. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. The expenses which attributed to the increase in cost of goods sold for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, included:

	For the Three	For the Three
	Months Ended	Months Ended
Cost of Goods Sold Expense	September 30, 2020	September 30, 2019	Increase /(Decrease)	Percentage Change
Cost of decking	$37,509	$65,191	$(27,682)	(42)%
Plaster used in the construction of pools	26,717	24,605	2,112	9%
Gunite used in the construction of pools	39,083	39,047	36	*
Pool equipment used to filter and circulate the water used in our pools	80,127	63,570	16,557	26%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	52,507	33,612	18,895	56%
Excavation and steel expenses	67,730	54,506	13,224	24%
Other, including labor	103,556	120,753	(17,197)	(14)%
Total	$407,229	$401,284	$5,945	1%

* Less than 1%.

Cost of goods sold represents our pool construction costs, including raw materials, outsourced labor, installed equipment, tile and coping expenses, excavation costs and permit expenses. We anticipate our cost of goods sold increasing in approximate proportion to increases in revenue and decreasing in approximate proportion to decreases in revenue, moving forward, as our cost of goods sold are factored into the price we charge for our pools and represent the cost of pool construction, the majority of which is not fixed and varies depending on the total number of pools and construction projects we complete during each period and the size and complexity of such projects.

We had gross margin of $147,844 for the three months ended September 30, 2020, compared to gross margin of $190,607 for the three months ended September 30, 2019, a decrease of $42,763 or 22.4% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 26.6% and 32.2% for the three months ended September 30, 2020 and 2019, respectively.

We had operating expenses consisting solely of general and administrative expenses of $164,913 for the three months ended September 30, 2020, compared to operating expenses consisting solely of general and administrative expenses of $110,378 for the three months ended September 30, 2019. Operating expenses increased by $54,535 or 49% from the prior period mainly due to an additional accrual of $49,000 that was booked related to settlement of the lawsuit settled during the period. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $0 for the three months ended September 30, 2020, compared to interest income of $32 for the three months ended September 30, 2019. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $320 and $127, for the three months ended September 30, 2020 and 2019, respectively, due to interest paid in connection with the purchase of a car used by our Chief Executive Officer, as described in greater detail under “Liquidity and Capital Resources” below.

We had net loss of $17,389 for the three months ended September 30, 2020, compared to net income of $80,134 for the three months ended September 30, 2019, a decrease in net income of $97,523 or 122%, mainly due to the decrease in revenue and the increase in general and administrative expenses as described above.

For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

We had revenue of $1,381,051 for the nine months ended September 30, 2020, compared to revenue of $1,310,232 for the nine months ended September 30, 2019, an increase of $70,819 or 5.4% from the prior period. Revenue increased due to an increase in pool count during the comparable periods and general timing of contracts as well as the higher priced pools being completed in the current period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $974,228 for the nine months ended September 30, 2020, compared to cost of goods sold of $869,962 for the nine months ended September 30, 2019, an increase of $104,266 or 12.0% from the prior period, mainly due to the increase in projects during the period as disclosed above.

Cost of goods sold increased mainly due to the number of pools completed combined with the increase in other costs, including masonry, stone and tile, excavation and steel and gunite. We have seen increased costs of gunite, masonry and pool equipment costs associated with higher end projects and increases in the average cost of constructed pools during the current period compared to the last. The expenses which attributed to the increase in cost of goods sold for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, included:

	For the Nine	For the Nine
	Months Ended	Months Ended
Cost of Goods Sold Expense	September 30, 2020	September 30, 2019	Increase/ (Decrease)	Percentage Change
Cost of decking	$127,951	$153,463	$(25,512)	(17)%
Plaster used in the construction of pools	78,388	67,152	11,236	17%
Gunite used in the construction of pools	106,903	87,578	19,325	22%
Pool equipment used to filter and circulate the water used in our pools	151,000	137,215	13,785	10%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	130,436	88,798	41,638	47%
Excavation and steel expenses	145,027	116,201	28,826	25%
Other, including labor	234,523	219,555	14,968	7%
Total	$974,228	$869,962	$104,266	12%

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

We had gross margin of $406,823 for the nine months ended September 30, 2020, compared to gross margin of $440,270 for the nine months ended September 30, 2019, a decrease of $33,447 or 7.6% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 29.5% and 33.6% for the nine months ended September 30, 2020 and 2019, respectively.

We had operating expenses consisting solely of general and administrative expenses of $802,262 for the nine months ended September 30, 2020, compared to operating expenses consisting solely of general and administrative expenses of $355,036 for the nine months ended September 30, 2019. Operating expenses increased by $447,226 or 126% from the prior period mainly due to an accrual related to lawsuit settlement expenses. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $22 for the nine months ended September 30, 2020, compared to interest income of $73 for the nine months ended September 30, 2019. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $862 and $388, for the nine months ended September 30, 2020 and 2019, respectively, due to interest paid in connection with the purchase of a car used by our Chief Executive Officer, as described in greater detail under “Liquidity and Capital Resources” below.

We had a net loss of $347,279 for the nine months ended September 30, 2020, compared to net income of $84,919 for the nine months ended September 30, 2019, an increase in net loss of $432,198, mainly due to the increase in general and administrative expenses as described above in connection with accruals related to lawsuits, offset by the increase in revenues and increase in cost of revenues, each as discussed above.

Liquidity and Capital Resources

We had total assets of $281,451 as of September 30, 2020, consisting of total current assets of $238,946, which included cash of $205,082, real estate inventory of $33,448, federal income tax receivable of $416, and equipment, net of accumulated depreciation, of $42,505. Federal income tax receivable relates to a payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the years ended December 31, 2016, 2017, 2018 or 2019, due to the utilization of a net loss carryforward and application of prepaid taxes. Included in real estate inventory as of September 30, 2020 is the value of the land which the Company acquired in the third quarter of 2019, which it plans to build a custom home on. Equipment increased by $35,166 in connection with the purchase of a new vehicle as discussed below.

We had total liabilities of $523,335 as of September 30, 2020, which included current liabilities of $448,282, including accounts payable and accrued liabilities of $166,458 (which included accrued lawsuit settlements of $145,000), contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $275,017, and current portion of note payable of $6,807, and long-term liabilities including a long-term note payable, net of current portion of $75,053 relating to a vehicle (discussed below) and the PPP Note discussed below. The $145,000 of accrued lawsuit settlements represents amounts accrued in connection with the lawsuits described in greater detail under “Part I” - “Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 6. Commitments and Contingencies” hereof.

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

On April 28, 2020, the Company secured a construction loan from First United Bank and Trust Company to be used to develop the land purchased in the third quarter of 2019. The loan is in the amount of $221,000, bears interest at the rate of 6.25% per annum and is repayable on April 28, 2021. As of September 30, 2020 and through the date of this filing, no amount had been advanced on the loan.

On May 11, 2020, we (through Reliant Pools) received a loan (the “Loan”) from Wells Fargo Bank N.A. (the “Lender”) in the principal amount of $51,113, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan is evidenced by a promissory note (the “Note”), dated effective May 4, 2020, issued by the Company to the Lender. The Note is unsecured, matures on May 4, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 2, 2020, following an initial deferral period as specified under the PPP. The Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the Loan will be available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that up to 60% of such Loan funds are used for payroll). The Company has used the entire Loan amount for designated qualifying expenses and plans to apply for forgiveness of the respective Loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the Loan that is not forgiven, the Loan will be subject to customary provisions for a loan of this type, including customary events of default.

We had a working capital deficit of $209,336 as of September 30, 2020, compared to working capital of $147,056 as of December 31, 2019.

We had $110,656 of net cash used in operating activities for the nine months ended September 30, 2020, which was mainly due to $396,279 of net loss, offset by an increase of $178,527 in contract liabilities and $111,484 of accounts payable and accrued liabilities. During the period, a $275,000 lawsuit was settled and an additional lawsuit was still outstanding for which we accrued $145,000, which lawsuit has since been settled in principle. We had $83,909 of net cash provided by operating activities for the nine months ended September 30, 2019, due mainly to net income of $84,919.

We had $11,000 of net cash used in investing activities for the nine months ended September 30, 2020, which was solely due to the down payment on the vehicle purchase described above.

We had $46,058 of net cash provided by financing activities for the nine months ended September 30, 2020, which was due to the proceeds from the PPP Loan discussed above, offset by payments on our vehicle loan. We had $18,248 of cash used in financing activities for the nine months ended September 30, 2019, which was due solely to payments on note payable and related party advances.

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

Backlog

On September 30, 2020, we had approximately $2,300,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our current backlog as revenue during the fourth quarter of 2020 and first half of 2021.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our condensed consolidated financial statements for the nine months ended September 30, 2020.

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

Equipment. Equipment, consisting mainly of two vehicles, is stated at cost. The Company depreciates the cost of equipment using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. Depreciation expense was approximately $11,636 and $5,081 for the nine months ended September 30, 2020 and 2019, respectively. The estimated useful life of the vehicle is five years.

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

Management, consisting of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of September 30, 2020, based on the evaluation of these disclosure controls and procedures, our CEO and CFO has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I” - “Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 6. Commitments and Contingencies”

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above referenced unsettled legal proceedings (as applicable).

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020, under the heading “Item 1A. Risk Factors“, which are incorporated by reference herein, except as discussed below, and investors should review the risks provided in the Annual Report and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors“ and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factor entitled “We may require additional financing, and we may not be able to raise funds on favorable terms or at all.” from the Form 10-K is replaced and superseded by the following:

We will require additional financing, and we may not be able to raise funds on favorable terms or at all.

We had a working capital deficit of $209,336 as of September 30, 2020. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate the need for additional funding in order to continue our operations at their current levels, to pay the costs associated with being a public company, for the next 12 months, and to satisfy a settlement in principle of outstanding claims brought by a former customer against us as described under “Part I” - “Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 6. Commitments and Contingencies” hereof. We may also require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience.

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

As of September 30, 2020, we had approximately $2,300,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our current backlog as revenue during the fourth quarter of 2020 and first half of 2021. However, most of our contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, including, but not limited to COVID-19, economic uncertainty associated therewith, and delays caused by social distancing and “stay-at-home” orders, could significantly reduce the revenue that we actually receive from contracts in our backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in our backlog for extended periods of time.

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

The Company had five customers representing more than 10% of gross revenue, and a combined 56% of revenue for the nine months ended September 30, 2020. The Company had four customers representing more than 10% of gross revenue, and a combined 48% of revenue for the nine months ended September 30, 2019. The Company had three customers representing more than 10% of gross revenue, and a combined 34% of revenue for the year ended December 31, 2019, no customers representing approximately 10% of gross revenues for the year ended December 31, 2018 and had two customers representing more than 10% of gross revenue, and a combined 23% of revenue for the year ended December 31, 2017.

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

The risk factor entitled “A failure to meet customer specifications or expectations could result in lost revenues, increased expenses, negative publicity, claims for damages and harm to our reputation.” from the Form 10-K is replaced and superseded by the following:

Prior lawsuits, settlements and judgments and/or a failure to meet customer specifications or expectations could result in lost revenues, increased expenses, negative publicity, claims for damages and harm to our reputation.

Two of our former customers previously filed lawsuits against us claiming breach of contract and alleged defects in the pools we built. In September and October 2020, we entered into separate agreements with each of the former customers (including a settlement in principle with one of the former customers) to settle the lawsuits in consideration for an aggregate of $420,000. Such claims by former customers, settlements or judgments and/or settlements in such litigation and/or a failure or inability by us to meet a future client’s expectations could damage our reputation and adversely affect our ability to attract new business and result in delayed or lost revenue. In the event the pools we complete are not up to the expectations and standards of our clients, we face negative publicity and our reputation could be hurt. Furthermore, we may be sued or unable to collect accounts receivable if a future client is not satisfied with our services.

In addition, any failure to meet customers’ specifications or expectations could result in:

●	delayed or lost revenue;

●	requirements to provide additional services to a customer at reduced charges or no charge (including, but not limited to extended warranties); and

●

claims by customers for substantial damages against us, regardless of our responsibility for such failure, which may not be covered by insurance policies and which may not be limited by contractual terms.

The following new risk factors supplement the risk factors included in the Form 10-K:

Our operations may be adversely affected by global epidemics, pandemics and similar health issues. Our business may be materially and adversely disrupted by the present outbreak and worldwide spread of COVID-19, including measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.

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

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, and “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Specifically, Travis County and Austin, Texas, where the Company operates, issued “stay-at-home” and social distancing orders beginning in mid-April 2020, which have continued in effect through the filing date of this report.

To date, we have not experienced any material negative effects from, or declines in business relating to, COVID-19 and/or Travis County, Texas’s response to the coronavirus, which has included “stay-at-home” and social distancing orders. However, the Company has had issues with sub-contractors coming down with COVID-19 which has caused construction delays and has further seen delays in permitting caused by COVID-19 issues. Furthermore, there is a risk that city inspections cease altogether for a period of time as a result of potential future COVID-19 ‘stay-at-home’ orders, although none are currently planned. Notwithstanding the above, the demand for pools remains high in Austin and surrounding areas. Notwithstanding that, we are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations at all for an indefinite period.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to constructing a pool and/or purchasing a home; cause civil unrest; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; impair our ability to sell and build pools in a typical manner or at all, generate revenues and cash flows, and/or access to lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts. The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our initial or any revised objectives for 2020 and into 2021.

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

We may not qualify for forgiveness of our PPP Loan. We face risks associated with such PPP Loan.

On May 11, 2020, we (through Reliant Pools) received a loan (the “Loan”) from Wells Fargo Bank N.A. (the “Lender”) in the principal amount of $51,113, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan is evidenced by a promissory note (the “Note”), dated effective May 4, 2020, issued by the Company to the Lender. The Note is unsecured, matures on May 4, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 2, 2020, following an initial deferral period as specified under the PPP. The Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the Loan will be available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that up to 60% of such Loan funds are used for payroll). The Company intends to use the entire PPP Loan amount for designated qualifying expenses and to apply for forgiveness of the respective PPP Loan in accordance with the terms of the PPP. Notwithstanding that, the Company may not qualify for forgiveness of the PPP Loan in whole or part and may be required to repay such PPP Loan in full. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default. In the event the PPP Loan is not forgiven, the debt service payments on such loan may negatively affect our ability to grow our operations, service other debt and/or pay our expenses as they come due. Furthermore, any default under the PPP Loan may require us to pay a significant amount of our available cash and/or cash flow to service such debt, which could have a material adverse effect on our operations. Any failure of the PPP Loan to be forgiven pursuant to its terms, and/or our requirement to repay the PPP Loan in whole or part, could cause the value of our common stock to decline in value.

We will need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

We had a working capital deficit of $209,336 as of September 30, 2020. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate the need for additional funding in order to continue our operations at their current levels, to pay the costs associated with being a public company, for the next 12 months, and to satisfy settlements of outstanding claims brought by a former customer of us as described under “Part I” - “Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 6. Commitments and Contingencies” hereof. We may also require additional funding in the future to expand or complete acquisitions. We plan to raise such additional funding through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues. Furthermore, in order to pay amounts owed in connection with proposed settlements, we may be forced to liquidate assets and/or abandon certain of our business plans. If we are unable to pay such amounts, we may be forced to cease operations and/or seek bankruptcy protection.

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

Additionally, on April 28, 2020, the Company (through Reliant Custom Homes) secured a construction loan from First United Bank and Trust Co. to be used to develop the land purchased in the third quarter of 2019, which loan provides for funding to be advanced from time to time pursuant to the requirements of the loan for the construction of a custom home. The loan is in the amount of $221,000 and bears interest at the rate of 6.25% per annum (18% upon the occurrence of an event of default). The loan is guaranteed by Reliant Pools and the Company and the land is pledged as collateral for security of the payment of the construction loan pursuant to a deed of trust. The loan matures on April 28, 2021. The loan agreement contains covenants and restrictions on us and our construction of the property and standard and customary events of default. The loan may be prepaid at any time without penalty. As of September 30, 2020, and through the date of this filing, no amount had been advanced under this loan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

In September and October 2020, we entered into separate agreements with former customer (including a settlement in principle with a former customer) to settle the lawsuits in consideration for an aggregate of $420,000, as discussed above under “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I” - “Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 6. Commitments and Contingencies”.

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

RELIANT HOLDINGS, INC.

Date: November 12, 2020	By:	/s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date	File Number
2.1	Agreement for the Exchange of Common Stock dated May 23, 2014, by and between Reliant Holdings, Inc., Reliant Pools, Inc. and the stockholders of Reliant Pools, Inc.		S-1	2.1	10/27/2016	333-214274
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/2016	333-214274
3.2	Amended and Restated Bylaws		S-1	3.2	10/27/2016	333-214274
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/2016	333-214274
10.2	Voting Agreement, dated as of November 3, 2017, by and among Michael Chavez and Elijah May		8-K	10.1	11/7/2017	333-214274
10.3	Form of Construction Loan Agreement dated April 28, 2020, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.7	5/19/2020	000-56012
10.4	Form of Promissory Note in the amount of $221,000, dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.8	5/19/2020	000-56012
10.5	Form of Commercial Guaranty dated April 28, 2020, by Reliant Holdings, Inc., in favor of First United Bank and Trust Co.		10-Q	10.9	5/19/2020	000-56012
10.6	Form of Commercial Guaranty dated April 28, 2020, by Reliant Pools, Inc., in favor of First United Bank and Trust Co.		10-Q	10.10	5/19/2020	000-56012
10.7	Form of Construction Deed of Trust Form dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.11	5/19/2020	000-56012
10.8	Paycheck Protection Program Promissory Note and Agreement dated May 4, 2020 by and between Wells Fargo Bank N.A. and Reliant Pools, Inc., evidencing the loan of $51,113		10Q	10.12	5/19/2020	000-56012
14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/16	333-214274
16.1	Letter to Securities and Exchange Commission from LBB & Associates Ltd., LLP, dated March 2, 2020		8-K	16.1	3/3/2020	000-56012
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	XBRL Instance Document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒

* Filed herewith.

** Furnished Herewith.

