Form 10-K
period 2020-12-31
Reliant Holdings, Inc.
filed 2021-03-31
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $970,200.

As of March 31, 2021, there were 16,385,000 shares of common stock issued and outstanding.

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

ITEM 1. BUSINESS

Summary Matters and Definitions

In this Annual Report on Form 10-K (this “Report”), we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

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

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it intends to construct a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build. As of the date of this Report, the Company has cleared the lot where the home will be built and recently received permits, however the Company has not yet drawn any proceeds on the loan, or began construction.

Organizational Structure

The following chart reflects our current organization structure, including our wholly-owned subsidiaries.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions, including Travis, County, Texas, where the Company has its operations, began issuing ‘stay-at-home’ orders, which continue in various forms as of the date of this Report. Notwithstanding such ‘stay-at-home’ and similar orders, the Company has actually seen an increase in demand for new pools during the pandemic. The Company believes that this is because homeowners are spending more time at home and possibly because they have more disposable income due to the unavailability of other entertainment choices and travel requirements. However, the full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic. For example, it is possible that the current outbreak or continued spread of COVID-19, will cause a global recession, which will result in a decrease in the demand for our services, or future ‘stay-at-home’ orders will prevent us from engaging new clients or completing pool builds then in progress. Additionally, the Company has had issues with sub-contractors coming down with COVID-19 which has caused construction delays and has further seen delays in permitting caused by COVID-19 issues. Furthermore, there is a risk related to permitting taking longer and risk related to labor and equipment shortages. Notwithstanding the above, the demand for pools remains high in Austin and surrounding areas.

Future impacts of the coronavirus and the government’s response to such virus, including declines in spending of disposable income and potential future recessions, cannot be predicted at this time and may result in negative impacts on our operating results, cash flow and prospects, all of which may cause the value of our securities to decline in value.

Currently we believe that we have sufficient cash on hand and will generate sufficient cash through operations to support our operations for the foreseeable future, however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic.

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

Growth Strategy

We believe that our competitive strengths provide a platform for expansion. Our growth strategy includes the following:

●

Pursuing Pool Cleaning and Maintenance. We plan on expanding our operations into pool cleaning and maintenance by acquisition as well as continuing to grow our custom homes division, based on funding availability.

●	Pursuing Vertical Business Opportunities. We also plan on expanding our revenue centers by either acquiring or developing vertical businesses that complement the pool building business.

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

Seasonality

Our business exhibits substantial seasonality, which we believe is typical of the swimming pool supply industry. Peak activity occurs during the warmest months of the year, typically April through September. Unseasonable warming or cooling trends can accelerate or delay the start or end of the pool season, which could impact our future planned maintenance services and our construction services. Weather also impacts our construction and installation products to the extent that above average precipitation, late spring thaws and other extreme weather conditions delay, interrupt or cancel current or planned construction and installation activities. Additionally, during periods of heavy rain, we may be delayed in construction activities while the ground dries out. The likelihood that unusual weather patterns will severely impact our results of operations is exacerbated by the concentration of our operations in Austin, Texas.

Our Pool Construction Operations

We estimate that it takes 45 working days to complete each pool we construct (not including days lost to rain or other inclement weather). Our standard arrangement with customers provides for a one-year limited warranty for our work, and subject to certain exceptions, warrants that the pool structure will remain structurally sound (i.e., will remain capable of retaining water), during the period that the pool is owned by the original customer.

Custom Homes

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it intends to construct a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build. As of the date of this Report, the Company has cleared the lot where the home will be built and has recently received permits, however the Company, but has not yet drawn any proceeds on the loan or began construction.

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

We plan to market our custom home services around the end of the third quarter of fiscal 2021.

Dependence on a Limited Number of Customers

We had revenue of $2,131,388 for the year ended December 31, 2020, compared to revenue of $1,822,437 for the year ended December 31, 2019, respectively. There were no individual customers representing more than 10% of gross revenue for the year ended December 31, 2020; however, the Company had three customers representing more than 10% of gross revenue, and a combined 34% of revenue for the year ended December 31, 2019.

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

According to a December 2020 report by the National Association of Home Builders (NAHB), data from the Census Bureau’s Survey of Construction (SOC) showed that in 2019, 18.5% of total new single-family homes constructed in the West-South-Central portion of the United States, which includes Texas, were custom homes. The NAHB has also reported that pricing for custom homes has increased significantly in recent years. The average contract price of a custom home in 2016 was $379,000, according to NAHB analysis of Census data, compared with $260,200 in 2002. In 2016, 21% of custom homes had a contract price of $500,000 or more. In 2006, this share was 11%; in 2002, it was 4%.

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

We believe that the principal competitive factors in the pool design and installation business are the quality and level of customer service, product pricing, breadth and quality of products offered, ability to procure labor and materials on a market-by-market basis from local and regional sources, financial integrity and stability, and consistency of business relationships with customers. We believe we compare favorably with respect to each of these factors.

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

Advertising and Marketing

We estimate that currently 30% of our customers come from word of mouth referrals from prior clients (for which we do not pay any referral fees or other compensation) and that 60% of our current clients locate us through Google adwords searches (for which we pay fees based on the click through rate of potential customers and our placement in rankings of key google word search terms which we update from time-to-time), with 5% of our customers finding us through Yelp or Houzz (which we pay nominal fees for advertising on a month-to-month basis in connection with), provided that historically the majority of our customers to date have come from word of mouth referrals. Total advertising and marketing expenses for the year ended December 31, 2020 was $52,788 and for the year ended December 31, 2019 was $9,532.

We have not undertaken any advertising or marketing for our custom home operations to date.

Intellectual Property

Although we believe that our name and brand are protected by applicable state common law trademark laws, we do not currently have any patents, concessions, licenses, royalty agreements, or franchises.

Employees

We currently have two employees which we employ on a full-time basis. No employees are covered by collective bargaining agreements. We believe we have satisfactory relations with our employees.

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

13

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

Prior Material Events

Effective on November 3, 2017, Michael Chavez, our former Chief Executive Officer and President, entered into a Voting Agreement with Elijah May, our Chief Executive Officer and President as well as our COO (the “Voting Agreement”), resulting in a change in control of the Company. Pursuant to the Voting Agreement, Mr. Chavez provided complete authority to Mr. May to vote the 4,000,000 shares of common stock which Mr. Chavez then held (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of stockholders of the Company and via any written consents. Those 4,000,000 shares represent 27.4% of the Company’s common stock and together with the 4,500,000 shares held by Mr. May prior to the parties’ entry into the Voting Agreement, constituted 58.3% of the Company’s total outstanding shares of common stock. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. Due to the Voting Agreement, Mr. May holds voting control over the Company.

ITEM 1A. RISK FACTORS

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with:

●	the need for additional funding, our ability to raise such funding, and the ultimate terms thereof;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships and obtain the supply of products, equipment and materials;
●	our ability to obtain and retain customers, via referrals or otherwise;
●	defects in products, pools, and homes;
●	terrorist attacks, adverse weather, natural disasters;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services;
●	the outcome of lawsuits and judgments or settlements associated therewith;
●	the ability to realize our backlog;
●	our ability to compete in the home building space, interest rates on new homes, construction costs, availability of materials and contractors, regulatory issues and permits;
●	lack of insurance policies;
●	dependence on a small number of customers and customers in one geographic area;
●	changes in laws and regulations;
●	The lack of a significant market for our common stock, and the volatile nature thereof;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	our blank check preferred stock and ability to issue significant shares of common stock;
●	our status as an emerging growth company, and the rules associated therewith;
●	costs and expenses associated with being a public company;
●	negative perceptions associated with certain regulatory issues affecting our significant shareholder and former officer/director;
●	client lawsuits, damages, judgments and settlements required to be paid in connection therewith and the effects thereof on our reputation;
●	health risks, economic slowdowns and rescissions and other negative outcomes caused by COVID-19 and governmental responses thereto;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included below.

Risks Related to Our Business Operations:

We will require additional financing, and we may not be able to raise funds on favorable terms or at all.

We had a working capital deficit of $110,920 as of December 31, 2020. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate the need for additional funding in order to continue our operations at their current levels, to pay the costs associated with being a public company, for the next 12 months, and to satisfy a settlement in principle of outstanding claims brought by a former customer against us as described under “Part II” - “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 6. Commitments and Contingencies”. We may also require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience.

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

Furthermore, in order to pay amounts owed in connection with a pending lawsuit, future lawsuits and judgments rendered against us, we may be forced to liquidate assets and/or abandon certain of our business plans. If we are unable to pay such amounts, we may be forced to cease operations and/or seek bankruptcy protection.

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

To date, we have not experienced any material negative effects from, or declines in business relating to, COVID-19 and/or Travis County, Texas’s response to the coronavirus, which has included “stay-at-home” and social distancing orders. However, the Company has had issues with sub-contractors coming down with COVID-19 which has caused construction delays and has further seen delays in permitting caused by COVID-19 issues. Furthermore, there is a risk related to permitting taking longer and risk related to labor and equipment shortages. Notwithstanding the above, the demand for pools remains high in Austin and surrounding areas. Notwithstanding that, we are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations at all for an indefinite period.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to constructing a pool and/or purchasing a home; cause civil unrest; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; impair our ability to sell and build pools in a typical manner or at all, generate revenues and cash flows, and/or access to lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts. The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, the unknown real-world efficacy of vaccines and the public’s willingness to obtain such vaccines, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our initial or any revised objectives for 2021 and beyond.

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

On May 11, 2020, we (through Reliant Pools) received a loan (the “Loan”) from Wells Fargo Bank N.A. (the “Lender”) in the principal amount of $51,113, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan is evidenced by a promissory note (the “Note”), dated effective May 4, 2020, issued by the Company to the Lender. The Note is unsecured, matures on May 4, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 2, 2020, following an initial deferral period as specified under the PPP. The Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the Loan were available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that up to 60% of such Loan funds are used for payroll). The Company intends to use the entire PPP Loan amount for designated qualifying expenses and to apply for forgiveness of the respective PPP Loan in accordance with the terms of the PPP. Notwithstanding that, the Company may not qualify for forgiveness of the PPP Loan in whole or part and may be required to repay such PPP Loan in full. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default. In the event the PPP Loan is not forgiven, the debt service payments on such loan may negatively affect our ability to grow our operations, service other debt and/or pay our expenses as they come due. Furthermore, any default under the PPP Loan may require us to pay a significant amount of our available cash and/or cash flow to service such debt, which could have a material adverse effect on our operations. Any failure of the PPP Loan to be forgiven pursuant to its terms, and/or our requirement to repay the PPP Loan in whole or part, could cause the value of our common stock to decline in value.

We will need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

We had a working capital deficit of $110,920 as of December 31, 2020. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate the need for additional funding in order to continue our operations at their current levels, to pay the costs associated with being a public company, for the next 12 months, and to satisfy settlements of outstanding claims brought by a former customer of us as described under “Part II” - “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 6. Commitments and Contingencies”. We may also require additional funding in the future to expand or complete acquisitions. We plan to raise such additional funding through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues. Furthermore, in order to pay amounts owed in connection with proposed settlements, we may be forced to liquidate assets and/or abandon certain of our business plans. If we are unable to pay such amounts, we may be forced to cease operations and/or seek bankruptcy protection.

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

Additionally, on April 28, 2020, the Company (through Reliant Custom Homes) secured a construction loan from First United Bank and Trust Co. to be used to develop the land purchased in the third quarter of 2019, which loan provides for funding to be advanced from time to time pursuant to the requirements of the loan for the construction of a custom home. The loan is in the amount of $221,000 and bears interest at the rate of 6.25% per annum (18% upon the occurrence of an event of default). The loan is guaranteed by Reliant Pools and the Company and the land is pledged as collateral for security of the payment of the construction loan pursuant to a deed of trust. The loan matures on April 28, 2021. The loan agreement contains covenants and restrictions on us and our construction of the property and standard and customary events of default. The loan may be prepaid at any time without penalty. As of December 31, 2020, and through the date of this filing, no amount had been advanced under this loan.

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

There is no significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. We had revenue of $2,131,388 for the year ended December 31, 2020, compared to revenue of $1,822,437 for the year ended December 31, 2019. We had a net loss of $306,068 for the year ended December 31, 2020, compared to net income of $103,010 for the year ended December 31, 2019. We may not generate profitable operations in the future to ensure our continuation.

We rely on our management and if they were to leave our company our business plan could be adversely affected.

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

The Company has not entered into an employment agreement with Mr. May, our sole officer. As such, there are no contractual relationships guaranteeing that Mr. May will stay with the Company and continue its operations. In the event he was to resign, the Company may be unable to get another officer and director to fill the void and performance may be significantly affected.

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

Our sole executive officer beneficially owns approximately 59.1% of the issued and outstanding shares of our common stock. As a result, he has the ability to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove our current director, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors (currently consisting solely of Mr. May). As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because our executive officer controls such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of our executive officer may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

Our officer and director lacks experience in and with publicly-traded companies.

While we rely heavily on Elijah May (President, Chief Operating Officer and sole director), Mr. May has no experience serving as an officer or director of a publicly-traded company, or experience with the reporting requirements which public companies are subject to. Additionally, Mr. May has little to no significant experience with the financial accounting and preparation requirements of financial statements which we are required to file on a quarterly and annual basis under the Exchange Act. We plan to initially rely on our outside accountants and bookkeepers to help us create a system of accounting controls and procedures to maintain the Company’s accounting records, until such time, if ever, as we generate the revenues required to engage a separate Chief Accounting Officer, with accounting experience with publicly reporting companies. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to our executive’s ultimate lack of experience with publicly-traded companies in general and especially in connection with his lack of experience with the financial accounting and preparation requirements of the Exchange Act.

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

We face competition from both inside and outside of our industry. Within our industry, we directly compete against various regional and local pool construction companies and will compete directly in the future with regional and local maintenance companies. Outside of our industry, we compete indirectly with alternative suppliers of big-ticket consumer discretionary products, such as boat and motor home distributors, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. New competitors may emerge as there are low barriers to entry in our industry.

We are susceptible to adverse weather conditions.

Weather is one of the principal external factors affecting our business. For example, unseasonably late warming trends in the spring or early cooling trends in the fall can shorten the length of the pool season. Also, unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance. These weather conditions adversely affect our sales. While warmer weather conditions favorably impact our sales, global warming trends and other significant climate changes can create more variability in the short term or lead to other unfavorable weather conditions that could adversely impact our sales or operations. Drought conditions or water management initiatives may lead to municipal ordinances related to water use restrictions, which could result in decreased pool installations and negatively impact our sales. Unexpected low temperature patterns that are not normal to Texas, such as the recent winter freeze experienced, can result in delayed pool construction projects.

Our business is highly seasonal. Our results of operation fluctuate as a result of weather conditions and may be adversely affected by weather conditions and natural disasters.

Although we hope to reduce the seasonality of our sales over time by expanding our presence through acquisitions and expansion in other areas in the State of Texas (e.g., Houston, San Antonio, and Dallas/Fort Worth), at present our business remains highly seasonal and subject to the weather in the greater Austin, Texas area. Historically, more than 50% of our net sales have been generated in the second and third quarters of the year. These quarters represent the peak months of both swimming pool use, installation, remodeling, repair and maintenance. Moreover, we have historically incurred net losses during the first quarter of the year (although have seen increased demand during the first quarter of 2021). Unseasonably cold weather or extraordinary amounts of rainfall during the peak sales season can significantly reduce pool purchases and disrupt installation schedules, thereby adversely affecting sales and operating revenues. For example, during periods of heavy rain, we may be delayed in construction activities while the ground dries out to a sufficient level to support heavy machinery. Our business is significantly affected by weather patterns. For example, unseasonably late warming trends can decrease the length of the pool season, and unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season may decrease swimming pool use, resulting in lower maintenance needs and decreased sales.

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

We rely on manufacturers and other suppliers to provide us with the products we sell and distribute. As we increase the number of products we distribute, our exposure to potential liability claims may increase. The risk of claims may also be greater with respect to products manufactured by third-party suppliers outside the United States, particularly in China. Uncertainties with respect to foreign legal systems may adversely affect us in resolving claims arising from our foreign sourced products. Even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and our company. Additionally, delays in receiving products manufactured in China or other countries as a result of COVID-19 shipping or production delays or backups, or as a result of the unprecedented February 2020 freeze in Texas, which resulted in pool equipment, filters and heaters, being compromised, and which in turn has created a significant delay in parts and equipment availability, may adversely affect, or delay, our ability to complete projects, which may in turn delay or decrease revenues.

A significant amount of our revenues has historically been due to only a small number of customers, and if we were to lose any material customer, our results of operations could be adversely affected.

There were no individual customers representing more than 10% of gross revenue for the year ended December 31, 2020; however, the Company had three customers representing more than 10% of gross revenue, and a combined 34% of revenue for the year ended December 31, 2019.

As a result, the majority of our revenues has historically been due to only a small number of customers, and we anticipate this trend continuing moving forward. As a result, in the event our customers do not pay us amounts owed, terminate work in progress or we are unable to find new customers moving forward, it could have a materially adverse effect on our results of operations and could force us to curtail or abandon our current business operations.

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

We are subject to claims, and may in the future continue to be subject to various lawsuits and claims, from customers, subcontractors, employees and third parties, which lawsuits and claims could have a material adverse effect on our results of operations.

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

Two of our former customers previously filed lawsuits against us claiming breach of contract and alleged defects in the pools we built. In September and November 2020, we entered into separate agreements with each of the former customers to settle the lawsuits in consideration for an aggregate of $420,000. Such claims by former customers, settlements or judgments and/or settlements in such litigation and/or a failure or inability by us to meet a future client’s expectations could damage our reputation and adversely affect our ability to attract new business and result in delayed or lost revenue. In the event the pools we complete are not up to the expectations and standards of our clients, we face negative publicity and our reputation could be hurt. Furthermore, we may be sued or unable to collect accounts receivable if a future client is not satisfied with our services.

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

As of December 31, 2020, we had approximately $2,810,705 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our current backlog as revenue during 2021. However, most of our contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, including, but not limited to COVID-19, economic uncertainty associated therewith, and delays caused by social distancing and “stay-at-home” orders, could significantly reduce the revenue that we actually receive from contracts in our backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in our backlog for extended periods of time.

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

In the third quarter of 2019, we acquired land on which we plan to build a custom home, which we then plan to sell. Demand for new and custom homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. Reduced demand for new homes could have a negative effect on us and our ability to sell the planned custom home.

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

Our planned custom homebuilding operations are anticipated to be conducted in areas that are subject to natural disasters, including hurricanes, earthquakes, snowstorms, droughts, floods, wildfires and severe weather. The occurrence of natural disasters or severe weather conditions may delay the construction of our planned custom home, increase costs by damaging inventories and lead to shortages of labor and materials in areas affected by the disasters, and can negatively impact the demand for new homes in affected areas. Any natural disasters or similar events effecting our planned homebuilding operations may have a material adverse effect on our results of operations.

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

Regulatory, corporate governance and reporting risks:

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

During the first quarter of fiscal 2017, we learned that Michael Chavez, our then President and then sole director, and current significant stockholder, was barred from association with any FINRA member in any capability. Mr. Chavez similarly became aware of the FINRA bar at the same time, previously believing that FINRA had agreed that he would terminate his FINRA license and settle certain outstanding claims raised by FINRA without any other penalties or permanent bar. Separately, on March 11, 2019, the SEC charged Mr. Chavez, along with various other parties, with perpetrating an alleged multi-million-dollar stock distribution and market manipulation scheme involving two microcap companies (SEC v. River North Equity LLC, Civil Action No. 1:19-cv-01711 (N.D. Ill. Filed March 11, 2019)). The complaint charges Mr. Chavez with violating the broker-dealer registration provisions of Section 15(a) of the Exchange Act and seeks equitable and monetary relief. Such action has been stayed (effective in January 2021), pending the outcome of an active parallel criminal matter, United States of America v. David Foley and Bennie Blankenship (two of the defendants in the Civil Action), which action is currently pending in the United States District Court for the Northern District of Illinois, Eastern Division, and the outcome of such litigation is currently unknown. Our company and our securities (including our stock prices, liquidity and the overall market for our securities) could be subject to, and negatively affected by, actual issues caused by Mr. Chavez’s FINRA bar, pending SEC action, or the result of such SEC action, and/or perceptions in connection therewith, and Mr. Chavez’s relation to, ownership of, and past history with, the Company. Furthermore, such past and pending actions could negatively affect the ability of the Company to obtain, or prevent the Company from obtaining FINRA approval for future corporate actions and/or approval for a potential uplisting on the NYSE American, The Nasdaq Capital Market, or other exchange or market. Such past and pending actions, and the outcome thereof, may also have further negative effects on the Company, its securities, its ability to raise funding in the future, its ability to sell securities in the future, the prices at which it may be able to sell securities, the value of its securities, the investment banking firms, consultants, service providers, and potential officer and director candidates, willing to work with and for, the Company in the future, and other matters, all of which may have a negative effect on the value of the Company’s securities.

Separately, as Mr. Chavez is a greater than 20% stockholder of the Company, we may in the future be required to disclose any final orders issued by the SEC in connection with the pending SEC action, in any offering we undertake in the future (as long as Mr. Chavez continues to own over 20% of our securities), to potential purchasers in any Rule 506 or Regulation D offering under the Securities Act that we may undertake in the future. Such disclosure(s) may negatively impact a potential investor’s willingness to invest in the Company and/or make it harder for the Company to raise funding or sell securities in the future.

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

Although our common stock was approved for quotation on the OTC Pink Market maintained by OTC Markets in January 2020 and trading of our common stock has since moved to the OTCQB Market maintained by OTC Markets, to date only a limited number of shares of our common stock have traded and a significant market may not develop in the future. If for any reason a public trading market does not develop, stockholders may have difficulty selling their shares of common stock should they desire to do so.

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

Our securities are currently quoted on the OTCQB Market maintained by OTC Markets under the symbol “RELT,” however, we currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors, including, but not limited to:

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

Sales of our common stock could reduce the price of our stock.

As of the date of this Report, we have 8,585,000 shares of our common stock held by non-affiliates and 7,849,600 shares held by affiliates which Rule 144 of the Securities Act defines as “restricted securities.” All of the restricted shares outstanding are available for sale under Rule 144, although shares held by affiliates are subject to restrictions relating to the amount that may be sold in any 90 day period and manner in which such sales may be made, among other limitations. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

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

General risk factors:

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing stockholders.

We have authorized capital stock consisting of 70,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this Report, we have 16,385,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result, our Board of Directors (currently consisting solely of Mr. May) has the ability to issue a large number of additional shares of common stock without stockholder approval, which if issued could cause substantial dilution to our then stockholders. Additionally, shares of preferred stock may be issued by our Board of Directors without stockholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to such offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

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

In order for us to remain in compliance with our on-going reporting requirements, we may require additional capital and/or future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources, or require us to obtain additional capital through the sale of equity or debt. If we are unable to further capitalize the Company or generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all. There are ongoing costs and expenses for SEC reporting, including the general booking and accounting costs for the preparation of the financial quarterly (Form 10-Qs) and annual filings (Form 10-Ks), and auditor’s fees. Further, there are processing costs in preparing and converting documents and disclosures through the EDGAR filing system, including certain costs for the XBRL that are required as part of the EDGAR filing. We estimate that these costs could result in up to $75,000 per year of ongoing costs.

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

ITEM 1A. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases approximately 1,000 square feet of office space in Austin, Texas. The lease was to expire in September 2017 with a monthly rent of $1,695. On September 5, 2017 and effective on September 30, 2017, the Company extended its office space lease from October 1, 2017 to September 30, 2018. In connection with the extension, the Company agreed to a rental increase to $1,745 per month. On October 15, 2018, the Company extended the office space lease from October 1, 2018 through September 30, 2019 for a rental rate of $1,795 per month. On August 30, 2019, and effective on September 30, 2019, the Company extended the office space lease again, from October 1, 2019, through September 30, 2020, for a rental rate of $1,845 per month. The Company further extended the office space lease from October 1, 2020, through September 30, 2021, for a rental rate of $1,850 per month.

ITEM 3. LEGAL PROCEEDINGS

From time to time, be involved in litigation and claims arising out of our operations in the normal course of business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 3. Legal Proceedings” of this Annual Report on Form 10-K from, “Part II” - “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 6. Commitments and Contingencies”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock was approved for quotation on the OTC Pink Market maintained by OTC Markets under the symbol “RELT” on or around January 24, 2020, and trading of our common stock has since moved to the OTCQB Market maintained by OTC Markets. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.

The following table sets forth the range of high and low sales prices for our common stock for each of the periods indicated as reported by the OTCQB Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

12 Month Period Ended December 31, 2020	High	Low

Quarter ended December 31, 2020	$0.40	$0.62
Quarter ended September 30, 2020	0.30	0.05
Quarter ended June 30, 2020	0.12	0.09
Quarter ended March 31, 2020	0.30	0.05

Holders

As of March 26, 2021, we had 16,385,000 shares of common stock outstanding, held by 48 stockholders of record, and no shares of Preferred Stock issued or outstanding.

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

Recent Sales of Unregistered Securities

On December 4, 2020, the Company entered into an investor relations agreement and issued a total of 200,000 shares in exchange for a 6-month service period. The stock was valued at $34,000 at the date of grant and will be recognized over the service period. During the year ended December 31, 2020, the Company recognized $5,667 of expense related to these shares.

On January 27, 2021, the Company issued 700,000 shares of restricted common stock to Elijah May, its sole officer and director, 200,000 shares of restricted common stock to Joel Hefner, the Vice President of Reliant Pools, a non-executive officer position and 700,000 shares of restricted common stock to Michael Chavez, a consultant to the Company, each in consideration for services rendered during 2021.

On January 27, 2021, Michael Chavez, a greater than 20% shareholder of the Company of the Company, entered into a Lock-Up Agreement with the Company (the “Lock-Up”), whereby he agreed that until January 27, 2023, he would not, directly or indirectly Transfer any of the shares that he owns, except subject to certain exceptions described in the Lock-Up. “Transfer” means the offer for sale, sale, pledge, hypothecation, transfer, assignment or other disposition of (or to enter into any transaction or device that is designed to, or could be expected to, result in the sale, pledge, hypothecation, transfer, assignment or other disposition at any time) (including, without limitation, by operation of law), or the entry into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of the shares, whether any such transaction is to be settled by delivery of shares or other securities, in cash or otherwise.

To the extent such issuances are deemed to be “sold or offered” (and not issued under a no-sale theory), we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, for such issuances, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing grants and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain/will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s historical performance and financial condition should be read together with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management, see “Cautionary Statement Regarding Forward-Looking Information”. These statements by their nature are subject to risks and uncertainties, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” of this report for the discussion of risk factors.

Plan of Operations

We had a working capital deficit of $110,920 as of December 31, 2020. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels, to pay the costs associated with being a public company, for the next 12 months, and to satisfy a settlement in principle of outstanding claims with a former customer as described under “Part II” - “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 6. Commitments and Contingencies”. We may also require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

RESULTS OF OPERATIONS

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

We had revenue of $2,131,388 for the year ended December 31, 2020, compared to revenue of $1,822,437 for the year ended December 31, 2019, an increase of $308,951 or 17.0% from the prior period. Revenue increased due to an increase in pool count during the comparable periods and general timing of contracts as well as the higher priced pools being completed in the current period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another.

We had cost of goods sold of $1,475,833 for the year ended December 31, 2020, compared to cost of goods sold of $1,225,373 for the year ended December 31, 2019, an increase of $250,460 or 20.4% from the prior period, mainly due to mainly due to the increase in projects during the period.

Cost of goods sold decreased mainly due to the number of pools completed combined with the increase in other costs, including masonry, stone and tile, excavation and steel and gunite. We have seen increased costs of gunite, masonry, concrete, steel, plumbing and pool equipment costs associated with higher end projects and increases in the average cost of constructed pools during the current period compared to the last. The expenses which attributed to the increase in cost of goods sold for the year ended December 31, 2020, compared to the year ended December 31, 2019, included:

	For the Year	For the Year
	Ended	Ended
Cost of Goods Sold Expense	December 31, 2020	December 31, 2019	Increase/ (Decrease)	Percentage Change
Cost of decking	$197,159	$205,891	$(8,732)	(4.2)%
Plaster used in the construction of pools	93,207	82,539	10,668	12.9%
Gunite used in the construction of pools	172,703	123,229	49,474	40.1%
Pool equipment used to filter and circulate the water used in our pools	242,466	168,598	73,868	43.8%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	188,147	175,191	12,956	7.4%
Excavation and steel expenses	248,560	191,513	57,047	29.8%
Other, including labor	333,591	278,412	55,179	19.8%
Total	$1,475,833	$1,225,373	$250,460	20.4%

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

We had gross margin of $655,555 for the year ended December 31, 2020, compared to gross margin of $597,064 for the year ended December 31, 2019, an increase of $58,491 or 9.8% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 30.8% and 32.8% for the year ended December 31, 2020 and 2019, respectively.

We had operating expenses consisting solely of general and administrative expenses of $960,261 for the year ended December 31, 2020, compared to operating expenses consisting solely of general and administrative expenses of $484,186 for the year ended December 31, 2019. Operating expenses increased by $476,075 or 98.3% from the prior period mainly due to an accrual related to lawsuit settlement expenses. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $22 for the year ended December 31, 2020, compared to interest income of $104 for the year ended December 31, 2019. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $1,946 and $388, for the year ended December 31, 2020 and 2019, respectively, due to interest paid in connection with the purchase of a car used by our Chief Executive Officer, as described in greater detail under “Liquidity and Capital Resources” below.

We had a benefit for income tax of $562, for the year ended December 31, 2020, compared to a provision for income tax of $9,584, for the year ended December 31, 2019.

We had a net loss of $306,068 for the year ended December 31, 2020, compared to net income of $103,010 for the year ended December 31, 2019, an increase in net loss of $409,078, mainly due to the increase in general and administrative expenses as described above in connection with accruals related to lawsuits, offset by the increase in revenues and increase in cost of revenues, each as discussed above.

Liquidity and Capital Resources

We had total assets of $340,344 as of December 31, 2020, consisting of total current assets of $302,122, which included cash of $192,567, real estate inventory of $33,948, federal income tax receivable of $978, contract assets of $69,510, and accounts receivable of $5,119 and equipment, net of accumulated depreciation, of $38,222. Federal income tax receivable relates to a payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the years ended December 31, 2016, 2017, 2018, 2019 or 2020, due to the utilization of a net loss carryforward and application of prepaid taxes. Included in real estate inventory as of December 31, 2020 is the value of the land which the Company acquired in the third quarter of 2019, which it plans to build a custom home on. Equipment increased by $30,883 in connection with the purchase of a new vehicle as discussed below. Contract assets include estimated earnings in excess of billings on uncompleted contracts.

We had total liabilities of $486,350 as of December 31, 2020, which included current liabilities of $413,042, including accounts payable and accrued liabilities of $139,011 (which included accrued lawsuit settlements of $80,000, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $267,156, and current portion of note payable of $6,875, and long-term liabilities consisting of a long-term note payable, net of current portion of $73,308 relating to a vehicle (discussed below) and the PPP Note discussed below. The $80,000 of accrued lawsuit settlements represents amounts accrued in connection with the lawsuits described in greater detail under “Part II” - “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 6. Commitments and Contingencies”.

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

On April 28, 2020, the Company secured a construction loan from First United Bank and Trust Company to be used to develop the land purchased in the third quarter of 2019. The loan is in the amount of $221,000, bears interest at the rate of 6.25% per annum and is repayable on April 28, 2021. As of December 31, 2020, and through the date of this filing, no amount had been advanced on the loan.

On May 11, 2020, we (through Reliant Pools) received a loan (the “Loan”) from Wells Fargo Bank N.A. (the “Lender”) in the principal amount of $51,113, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan is evidenced by a promissory note (the “Note”), dated effective May 4, 2020, issued by the Company to the Lender. The Note is unsecured, matures on May 4, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 2, 2020, following an initial deferral period as specified under the PPP. The Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the Loan will be available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that up to 60% of such Loan funds are used for payroll). The Company has used the entire Loan amount for designated qualifying expenses and has applied for forgiveness of the respective Loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the Loan that is not forgiven, the Loan will be subject to customary provisions for a loan of this type, including customary events of default.

We had a working capital deficit of $110,920 as of December 31, 2020, compared to working capital of $147,056 as of December 31, 2019.

We had $121,494 of net cash used in operating activities for the year ended December 31, 2020, which was mainly due to $306,068 of net loss, offset by an increase of $170,666 in contract liabilities and $84,037 of accounts payable and accrued liabilities. During the period, a $275,000 lawsuit was settled and an additional lawsuit was settled for $145,000, of which $65,000 was paid in the last quarter of 2020 and of which $22,500 was paid during the first quarter of 2021. We had $117,835 of net cash provided by operating activities for the year ended December 31, 2019, due mainly to net income of $103,010.

We had $11,000 of net cash used in investing activities for the year ended December 31, 2020, which was solely due to the down payment on the vehicle purchase described above.

We had $44,381 of net cash provided by financing activities for the year ended December 31, 2020, which was due to the proceeds from the PPP Loan discussed above, offset by payments on our vehicle loan. We had $18,248 of cash used in financing activities for the year ended December 31, 2019, which was due solely to payments on note payable and related party advances.

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

Backlog

On December 31, 2020, we had approximately $2,810,705 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our current backlog as revenue during 2021.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our condensed consolidated financial statements for the year ended December 31, 2020.

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

Equipment. Equipment, consisting mainly of two vehicles, is stated at cost. The Company depreciates the cost of equipment using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. During the years ended December 31, 2020 and 2019, depreciation expense was $15,919 and $6,775, respectively. The estimated useful lives of the Company vehicles are five years.

RECENTLY ISSUED ACCOUNTING STANDARDS

For more information on recently issued accounting standards, see “Note 1. The Company and Summary of Significant Accounting Policies” to the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statement and Supplemental Data”.

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

Board of Directors and Shareholders

Reliant Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reliant Holdings, Inc. as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Reliant Holdings, Inc. as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations, has a negative working capital and negative cash flow from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

We determined that there were no critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

/s/ PWR CPA, LLP

We have served as Reliant Holdings, Inc.’s auditor since 2020.

Houston, Texas

March 31, 2021

Reliant Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$192,567	$280,680
Accounts receivable	5,119	—
Federal income tax receivable	978	416
House and real estate inventory	33,948	17,424
Contract assets	69,510	—

Total current assets	302,122	298,520

Equipment, net of accumulated depreciation of $43,350 and $27,587 as of December 31, 2020 and 2019, respectively
	38,222	7,339

Total Assets	$340,344	$305,859

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$139,011	$54,974
Contract liabilities	267,156	96,490
Current portion of note payable	6,875	-

Total current liabilities	413,042	151,464

Long-term note payable, net of current portion	73,308	—

Total Liabilities	486,350	151,464

Commitments

Stockholders' Equity (Deficit)
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, 70,000,000 shares authorized, $0.001 par value, 14,785,000 and 14,585,000 issued and outstanding as of December 31, 2020 and 2019, respectively	14,785	14,585
Additional paid-in capital	48,832	43,365
Retained earnings (accumulated deficit)	(209,623)	96,445

Total Stockholders' Equity (Deficit)	(146,006)	154,395

Total Liabilities and Stockholders' Equity (Deficit)	$340,344	$305,859

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the years ended
	December 31,
	2020	2019
Revenue	$2,131,388	$1,822,437
Cost of goods sold	(1,475,833)	(1,225,373)
Gross margin	655,555	597,064

Operating expenses
General and administrative	960,261	484,186

Total Operating Expenses	(960,261)	(484,186)

Income (loss) from operations	(304,706)	112,878

Other income (expense)
Interest income	22	104
Interest expense	(1,946)	(388)

Total other income (expense)	(1,924)	(284)

Income (loss) before income taxes	(306,630)	112,594

Benefit (provision) for income tax	562	(9,584)

Net income (loss)	$(306,068)	$103,010

Net income (loss) per share - basic and diluted	$(0.02)	$0.01

Weighted average common shares outstanding	13,520,904	14,585,000

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid in	Retained Earnings (Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit)	Total

Balance December 31, 2018	-	$-	14,585,000	$14,585	$43,365	$(6,565)	$51,385

Net income	-	-	-	-	-	103,010	103,010

Balance December 31, 2019	-	-	14,585,000	14,585	43,365	96,445	154,395

Stock-based compensation	-	-	200,000	200	5,467	-	5,667

Net loss	-	-	-	-	-	(306,068)	(306,068)

Balance December 31, 2020	-	$-	14,785,000	$14,785	$48,832	$(209,623)	$(146,006)

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2020	2019
Operating Activities
Net income (loss)	$(306,068)	$103,010
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Stock-based compensation	5,667	-
Depreciation	15,919	6,775
Changes in operating assets and liabilities:
Accounts receivable	(5,119)	-
Contract assets	(69,510)	9,776
House and real estate inventory	(16,524)	(17,424)
Prepaid and other current assets	(562)	11,084
Contract liabilities	170,666	6,499
Accounts payable and accrued liabilities	84,037	(1,885)

Net cash provided by (used in) operating activities	(121,494)	117,835

Investing Activities
Purchase of property and equipment	(11,000)	-

Net cash used in investing activities	(11,000)	-

Financing Activities
Payments on related party advances	-	(5,000)
Proceeds from notes payable	51,113	-
Payments on note payable	(6,732)	(13,248)

Net cash provided by (used in) financing activities	44,381	(18,248)

Net change in cash	(88,113)	99,587
Cash - beginning of period	280,680	181,093
Cash - end of period	$192,567	$280,680

Supplemental Disclosures
Interest paid	$783	$368
Income taxes paid	$-	$-

Non-cash Disclosures
Purchase of equipment with note payable	$35,802	$-

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

Note 1. The Company, Summary of Significant Accounting Policies and Going Concern

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon its ability to generate revenues to sustain its current level of operations. Management believes in their ability to generate revenues to fund its current level of operation. During the year ended December 31, 2020, the Company had net loss, negative cash flow from operations and working capital deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management cannot be certain that such events can be achieved.

Real Estate Inventory

Inventory consists of raw land, land acquisition, development, interest, real estate taxes and overhead are allocated to homes and units using the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed.

We assess the recoverability of our land inventory in accordance with the provisions of ASC Topic 360, “Property, Plant, and Equipment.” We review our real estate inventory for indicators of impairment by property during each reporting period. If indicators of impairment are present for a property, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the years ended December 31, 2020 and 2019, we recorded no impairment charges.

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

Backlog

On December 31, 2020, we had approximately $2,810,705 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2021.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract were material to our consolidated financial statements for the years ended December 31, 2020 and 2019.

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

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities, include customer deposit liabilities related to homes sold but not yet delivered to buyers, totaled $0 at December 31, 2020 and 2019, respectively, related to Home and Land revenue. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit.

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

Equipment

Equipment, consisting mainly of a truck, is stated at cost. The Company depreciates the cost of equipment using the straight- line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. During the years ended December 31, 2020 and 2019, depreciation expense was $15,919 and $6,775, respectively. The estimated useful lives of the Company vehicles are five years.

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

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our home and real estate inventory for indicators of impairment by property during each reporting period. If indicators of impairment are present for a property, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the years ended December 31, 2020 and 2019, we recorded $0 of impairment charges.

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

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as ASC Topic 260, “Earnings (Loss) per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were no dilutive shares outstanding during the years ended December 31, 2020 and 2019.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

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

Note 2. Accounts Receivable

Accounts receivable consisted of the following:
	December 31,	December 31,
	2020	2019
Contract receivables	$5,119	$3,000
Less: Allowance for doubtful accounts	—	(3,000)
Accounts receivable, net	$5,119	$—

The Company recognized no bad debt expense during the years ended December 31, 2020 and 2019.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	December 31,	December 31,
	2020	2019
Costs on uncompleted contracts	$441,589	$244,557
Estimated earnings	217,499	120,453
	659,088	365,010
Less: Progress billings	856,734	461,500
Contract liabilities, net	$(197,646)	$(96,490)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	December 31, 2020	December 31, 2019
Costs and estimated earnings in excess of billings on uncompleted contracts	$69,510	$—
Billings in excess of costs and estimated earnings on uncompleted contracts	(267,156)	(96,490)
Contract liabilities	$(197,646)	$(96,490)

Note 4. Concentration of Risk

The Company had gross revenue of $2,131,388 and $1,822,437 for the years ended December 31, 2020 and 2019, respectively.

There were no customers representing more than 10% of gross revenue for the year ended December 31, 2020.  The Company had three customers representing more than 10% of gross revenue, and a combined 34% of revenue for the year ended December 31, 2019.

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

This amount is recorded in equity in the accompanying December 31, 2020 and December 31, 2019 balance sheets. This will be evaluated at each reporting period for reclassification to a liability if a rescission request is made.

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

On December 4, 2020, the Company entered into an investor relations agreement and issued a total of 200,000 shares in exchange for a 6-month service period. The stock was valued at $34,000 at the date of grant and will be recognized over the service period. During the year ended December 31, 2020, the Company recognized $5,667 of expense related to these shares .

Note 6. Commitments and Contingencies

The Company leases approximately 1,000 square feet of office space in Austin, Texas. The Company extended the office space lease from October 1, 2020 through September 30, 2021, for a rental rate of $1,850 per month.  Lease expense was $21,405 and $24,855 for the years ended December 31, 2020 and 2019, respectively.

On October 19, 2018, a former client, Paul T. Denucci filed an Original Petition naming the Company, Elijah May, our sole officer and director and Michael Chavez, our prior Chief Executive Officer and former sole director, as defendants. The Original Petition was originally filed in Williamson County, Texas, provided the proceeding was subsequently moved to the County Court of Travis County, Texas (County Court 2 – Cause No. C-1-CV-18-011465). The Original Petition alleged breach of contract and alleged defects in the pool which the Company built on Mr. Denucci’s behalf. The Original Petition sought damages in an amount sufficient to allow Mr. Denucci to repair the alleged defects in the pool. We denied all of Mr. Denucci’s claims and filed various responses and proceedings with the court in connection therewith. A bench trial in the matter was held in January 2020. On May 7, 2020, the trial judge ruled in favor of Mr. Denucci, the former client. The final judgment entered by the trial judge awarded Mr. Denucci actual damages in the amount of $177,053; prejudgment interest actual damages at the rate of 5% per annum from April 28, 2019 to May 7, 2020 (approximately $8,900); reasonable and necessary attorney’s fees in the amount of $85,291; court costs; and post-judgment interest at the rate of 5% per annum until all amounts are paid in full. In June 2020, Mr. Denucci filed a petition with the court to include both individuals personally (i.e., Mr. Chavez and Mr. May) and Reliant Holdings Inc. and other subsidiaries in the lawsuit. In September 2020, Reliant Holdings entered into a confidential settlement with Mr. Denucci pursuant to which the parties each released each other, the lawsuits were dismissed and the Company paid Mr. Denucci a cash payment of $275,000.

On December 21, 2018, a former client, Brian Moats filed an Original Petition naming Reliant Pools as a defendant in a suit filed in the County Court at Law No. 2 for Travis County, Texas (Cause No. C-1-CV-18-012062). The suit alleged that the Company failed to install a French drain under the pool as required by the terms of the contract, alleged causes of action of breach of express warranty and breach of contract and sought damages of between $100,000 and $200,000. We denied Mr. Moats’ claims. In October 2020, Reliant Pools entered into a memorandum setting forth the proposed terms of a settlement with Mr. Moats. In November 2020, Reliant Pools entered into a Compromise Settlement Agreement and Release whereby Reliant Pools agreed to pay Mr. Moats an aggregate of $145,000 (with $40,000 paid on October 30, 2020 (which payment has been made), $25,000 paid on December 20, 2020 (which payment has been made), $22,500 paid on March 1, 2021 (which payment has been made), $22,500 paid on May 1, 2021, $20,000 on December 21, 2021, and $15,000 on March 1, 2022);  to the entry into an agreed judgment (which may be plead by Mr. Moats if we default in any payment); the provision of a security interest over our accounts receivable to secure amounts due to Mr. Moats; a non-suit of the lawsuit which was filed on or around February 2021; and our agreement to honor a prior warranty on Mr. Moats’ pool.

During the year ended December 31, 2020, the Company paid Mr. Moats $65,000 and accrued $80,000 related to the above pending lawsuit with Mr. Moats. The associated expense is included in general and administrative expense and includes attorney’s fees awarded by the court.

Note 7. Related Party Transactions

During the year ended December 31, 2019, the Company repaid a related party advance of $5,000. The advance was due on demand, unsecured and had no stated interest rate.

Note 8. Note Payable

	December 30, 2020	December 31, 2019
Term note with a bank secured by car, payable in monthly installments of $660, including interest at 3.99% per annum, through February 27, 2025	$29,070	$—

Paycheck Protection Program	51,113	—

Total long-term debt	80,183	—
Less: current portion	(6,875)	—
Long-term debt net of current portion	$73,308	$—

On April 28, 2020, the Company secured a construction loan to be used to develop the land purchased in the third quarter of 2019. The loan is for $221,000, bears interest at the rate of 6.25% and is repayable one year after issuance. As of December 31, 2020, no proceeds have been drawn on this instrument.

On May 7, 2020, the Company received $51,113 of proceeds from the Small Business Administration’s Paycheck Protection Program. The funds will be subject to repayment and a 1% interest rate if not forgiven in accordance with the program. During the year ended December 31, 2020, the Company applied for loan forgiveness under the provisions of Section 1106 of the CARES Act. The forgiveness applications will be reviewed by both the lending bank and SBA and a loan forgiveness amount, if any, will be determined. There can be no assurance, however, that any of the loan to the Company will be forgiven, or if forgiven, the amount of such forgiveness. As of December 31, 2020, the Company has not received a decision from the SBA or lending bank regarding the forgiveness of the loan.

Note 9. Income Taxes

Income tax (benefit) provision for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Federal income tax expense(benefit) attributed to:
Federal income tax at statutory rate of 21%	$(64,400)	$24,000
Utilization of NOL	-	(16,000)
Change in valuation allowance	62,900	-
Other	1,500	1,584
Net expense (benefit)	$-	$9,584

Significant items comprising our net deferred tax amount for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax attributed
Net operating loss carryforward	$62,900	$-
Equipment	-	2,000
Less: Valuation allowance	(62,900)	(2,000)
Net deferred tax asset	$-	$-

Note 10. Subsequent events

On January 27, 2021, the Company issued 700,000 shares of restricted common stock to Elijah May, its sole officer and director, 200,000 shares of restricted common stock to Joel Hefner, the Vice President of Reliant Pools, a non-executive officer position, and 700,000 shares of restricted common stock to Michael Chavez, a consultant to the Company, each in consideration for services rendered.

On January 27, 2021, Michael Chavez, a greater than 20% shareholder of the Company of the Company, entered into a Lock-Up Agreement with the Company (the “Lock-Up”), whereby he agreed that until January 27, 2023, he would not, directly or indirectly Transfer any of the shares that he owns, except subject to certain exceptions described in the Lock-Up. “Transfer” means the offer for sale, sale, pledge, hypothecation, transfer, assignment or other disposition of (or to enter into any transaction or device that is designed to, or could be expected to, result in the sale, pledge, hypothecation, transfer, assignment or other disposition at any time) (including, without limitation, by operation of law), or the entry into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of the shares, whether any such transaction is to be settled by delivery of shares or other securities, in cash or otherwise.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – integrated Framework (2013).

Based on its evaluation, our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The following information was required to be disclosed in a Current Report on Form 8-K during the period covered by this Form 10-K, but was inadvertently not timely reported by the Company. Instead of filing such information on a separate Current Report on Form 8-K, we have elected to make the following disclosures in this Annual Report on Form 10-K under Items 1.01 and 3.02:

Item 1.01 Entry into a Material Definitive Agreement

On December 4, 2020, the Company entered into an investor relations agreement with Alta Waterford LLC, a third-party consultant. Pursuant to the agreement, the consultant agreed to provide investor relations services to the Company in consideration for 200,000 shares of restricted common stock and $7,500 per month for a term of six months.

Item 3.02. Unregistered Sales of Equity Securities.

On January 27, 2021, the Company issued 700,000 shares of restricted common stock to Elijah May, its sole officer and director, 200,000 shares of restricted common stock to Joel Hefner, the Vice President of Reliant Pools, a non-executive officer position, and 700,000 shares of restricted common stock to Michael Chavez, a consultant to the Company, each in consideration for services rendered during 2021.

On January 27, 2021, Michael Chavez, a greater than 20% shareholder of the Company of the Company, entered into a Lock-Up Agreement with the Company (the “Lock-Up”), whereby he agreed that until January 27, 2023, he would not, directly or indirectly Transfer any of the shares that he owns, except subject to certain exceptions described in the Lock-Up. “Transfer” means the offer for sale, sale, pledge, hypothecation, transfer, assignment or other disposition of (or to enter into any transaction or device that is designed to, or could be expected to, result in the sale, pledge, hypothecation, transfer, assignment or other disposition at any time) (including, without limitation, by operation of law), or the entry into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of the shares, whether any such transaction is to be settled by delivery of shares or other securities, in cash or otherwise.

To the extent such issuances are deemed to be “sold or offered” (and not issued under a no-sale theory), we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, for such issuances, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing grants and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain/will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officer and Director

The following table sets forth the name, age and position of each director and executive officer of the Company. The sole officer and director of the Company is as follows:

Name	Age	Position	Date First Appointed as Officer or Director

Elijah May	43	President, Chief Executive Officer, Chief Operating Officer and Director (sole director)	May 2014

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

Director Independence

Our common stock is currently quoted on the OTCQB Market maintained by OTC Markets. The OTCQB Market does not require us to have independent members of our Board of Directors. We do not identify our sole member of our Board of Directors, Mr. May, as being independent.

As described above, we do not currently have a separately designated audit, nominating or compensation committee.

Code of Ethics and Code of Conduct

We have adopted a Code of Ethics and a Code of Conduct. The Code of Ethics and a Code of Conduct applies to all officers, directors and employees and includes compliance and reporting requirements, and procedures for conflicts of interest.

We intend to disclose any amendments or future amendments to our Code of Ethics and a Code of Conduct and any waivers with respect to our Code of Ethics and a Code of Conduct granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our corporate website within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Ethics and a Code of Conduct to any such officers or employees to date.

Board of Directors Meetings

During the year ending December 31, 2020, the Board held no formal meetings.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time.

Policy Against Hedging

The Company recognizes that hedging against losses in Company shares may disturb the alignment between stockholders and executives that equity awards are intended to build; however, while ‘short sales’ are discouraged by the Company, the Company does not currently have a policy prohibiting such transactions. We plan to implement a policy prohibiting such transactions in the future.

Compensation Recovery

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer. We plan to implement a clawback policy in the future, although we have not yet implemented such policy.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during 2020 were timely made.

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

Summary Compensation Table*

Name And Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)#	Option Awards ($)#	All Other Compensation ($)	Total ($)

Elijah May,	2020	72,833	18,959	—	—	—	91,972
CEO, President and COO	2019	72,000	32,938	—	—	—	104,938

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

Employment Agreements; Outstanding Equity Awards; Key Man Insurance

Employment Agreements

The Company does not have any employment agreements in place with any of its executive officers.

Outstanding Equity Awards at Fiscal Year-End

The Company: (i) did not grant any stock options to its executive officers or directors during the year ended December 31, 2020; (ii) did not have any outstanding equity awards as of December 31, 2020; and (iii) had no options exercised by its Named Executive Officers in the fiscal year ended December 31, 2020.

Key Man Insurance

The Company does not hold “Key Man” life insurance on any of its officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of March 31, 2021 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 16,385,000 shares outstanding as of March 31, 2021, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2021, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

Name	Number of Common Stock Shares Beneficially Owned	Percent of Common Stock

Elijah May (1)	9,675,850	59.1%

All of the officers and director as a group (one person)	9,675,850	59.1%

5% Stockholders

Michael Chavez (1)(2)	4,475,850	27.3%
Becky Spohn (3)	2,500,000	15.3%

(1)

Pursuant to a Voting Agreement entered into on November 3, 2017, Mr. Chavez provided complete authority to Mr. May to vote the 4,475,850 shares of common stock which Mr. Chavez holds (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of stockholders of the Company and via any written consents. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. Due to the Voting Agreement, Mr. May is deemed to beneficially own the 4,475,850 shares of common stock held by Mr. Chavez, which are included under both Mr. May’s ownership and Mr. Chavez’s.

(2)	Mr. Chavez’s address is 10012 Barbrook Dr, Austin, Texas 78726.

(3)	Mrs. Spohn’s address is 6501 San Antonio Dr., NE, #2403, Albuquerque, NM 87109.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company, except that a change of control will occur in connection with the termination of the Voting Agreement described above on November 3, 2027.

Equity Compensation Plan Information

We have no equity compensation plans or outstanding options or restricted stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as discussed below, or otherwise disclosed above under “Executive Compensation”, there have been no transactions since January 1, 2018, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

During the year ended December 31, 2017, Mr. Chavez, a greater than 5% shareholder, and a consultant to the Company, advanced $5,000 to the Company. The advance is due on demand, unsecured and has no stated interest rate. This amount was repaid to Mr. Chavez during the year ended December 31, 2019.

Effective on November 3, 2017, Michael Chavez (our former Chief Executive Officer, President and sole director), entered into a Voting Agreement with Elijah May (our current Chief Executive Officer, President and sole director). Pursuant to the Voting Agreement, Mr. Chavez provided complete authority to Mr. May to vote the 4,000,000 shares of common stock which Mr. Chavez then held (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of stockholders of the Company and via any written consents. Those 4,000,000 shares represented 27.4% of the Company’s common stock and together with the 4,500,000 shares held by Mr. May prior to the parties’ entry into the Voting Agreement, constituted 58.3% of the Company’s total outstanding shares of common stock. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions.

On January 27, 2021, the Company issued 700,000 shares of restricted common stock to Elijah May, its sole officer and director, 200,000 shares of restricted common stock to Joel Hefner, the Vice President of Reliant Pools, a non-executive officer position, and 700,000 shares of restricted common stock to Michael Chavez, a consultant to the Company, in consideration for services rendered during 2021.

On January 27, 2021, Michael Chavez, a greater than 20% shareholder of the Company of the Company, entered into a Lock-Up Agreement with the Company (the “Lock-Up”), whereby he agreed that until January 27, 2023, he would not, directly or indirectly Transfer any of the shares that he owns, except subject to certain exceptions described in the Lock-Up. “Transfer” means the offer for sale, sale, pledge, hypothecation, transfer, assignment or other disposition of (or to enter into any transaction or device that is designed to, or could be expected to, result in the sale, pledge, hypothecation, transfer, assignment or other disposition at any time) (including, without limitation, by operation of law), or the entry into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of the shares, whether any such transaction is to be settled by delivery of shares or other securities, in cash or otherwise.

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

Audit Fees

The aggregate fees billed by our independent auditors, PWR CPA, LLP (who was appointed as our independent auditors on March 19, 2020) and LBB & Associates Ltd., LLP (“LBB”) (who were terminated as our independent auditors on March 2, 2020), for professional services rendered for the audit of our annual financial statements, and for the review of quarterly financial statements for the fiscal years ended December 31, 2020 and 2019, were:

	2020	2019
PWR CPA	$23,000	$12,500
LBB & Associates Ltd., LLP	$-	$15,900
	$23,000	$28,400

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents filed as part of this Annual Report:

(1) Consolidated Financial Statements

The consolidated financial statements and notes are included herein under “Part II”-“Item 8. Financial Statements and Supplementary Data”.

(2) Consolidated Financial Statement Schedules

All schedules are omitted because they are inapplicable or not required or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits required by Item 601 of Regulation S-K

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date	File Number
2.1	Agreement for the Exchange of Common Stock dated May 23, 2014, by and between Reliant Holdings, Inc., Reliant Pools, Inc. and the stockholders of Reliant Pools, Inc.		S-1	2.1	10/27/2016	333-214274
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/2016	333-214274
3.2	Amended and Restated Bylaws		S-1	3.2	10/27/2016	333-214274
4.1	Description of Securities of the Registrant		10-K	4.1	3/30/2020	000-56012
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/2016	333-214274
10.2	Voting Agreement, dated as of November 3, 2017, by and among Michael Chavez and Elijah May		8-K	10.1	11/7/2017	333-214274
10.3	Form of Construction Loan Agreement dated April 28, 2020, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.7	5/19/2020	000-56012
10.4	Form of Promissory Note in the amount of $221,000, dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.8	5/19/2020	000-56012
10.5	Form of Commercial Guaranty dated April 28, 2020, by Reliant Holdings, Inc., in favor of First United Bank and Trust Co.		10-Q	10.9	5/19/2020	000-56012
10.6	Form of Commercial Guaranty dated April 28, 2020, by Reliant Pools, Inc., in favor of First United Bank and Trust Co.		10-Q	10.10	5/19/2020	000-56012
10.7	Form of Construction Deed of Trust Form dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.11	5/19/2020	000-56012
10.8	Paycheck Protection Program Promissory Note and Agreement dated May 4, 2020 by and between Wells Fargo Bank N.A. and Reliant Pools, Inc., evidencing the loan of $51,113		10Q	10.12	5/19/2020	000-56012
10.9	Lock-Up Agreement dated January 27, 2021, between Reliant Holdings, Inc. and Michael Chavez	☒
14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/2016	333-214274
16.1	Letter to Securities and Exchange Commission from LBB & Associates Ltd., LLP, dated March 2, 2020		8-K	16.1	3/3/2020	000-56012
21.1*	Subsidiaries	☒
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	XBRL Instance Document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒

* Filed herewith.

** Furnished Herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANT HOLDINGS, INC.

Date: March 31, 2021	By:	/s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal
Financial/Accounting Officer)

