Form 10-Q
period 2021-03-31
Reliant Holdings, Inc.
filed 2021-05-24
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 000-56012

(Exact name of registrant as specified in its charter)

Nevada	47-2200506
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12343 Hymeadow Drive, Suite 3-A Austin, Texas	78750
(Address of principal executive offices)	(Zip Code)

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 16,385,000 shares of common stock are issued and outstanding as of May 20, 2021.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$321,291	$192,567
Accounts receivable	13,740	5,119
Federal income tax receivable	416	978
House and real estate inventory	34,233	33,948
Contract assets	4,399	69,510
Total current assets	374,079	302,122

Equipment, net of accumulated depreciation of $45,846 and $43,506 as of March 31, 2021 and December 31, 2020, respectively	35,882	38,222

Total Assets	$409,961	$340,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$132,442	$139,011
Contract liabilities	414,783	267,156
Current portion of note payable	6,987	6,875

Total current liabilities	554,212	413,042

Long-term note payable, net of current portion	70,447	73,308

Total Liabilities	624,659	486,350

Commitments

Stockholders’ Deficit
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, 70,000,000 shares authorized, $0.001 par value, 16,385,000 and 14,785,000 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	16,385	14,785
Additional paid-in capital	384,232	48,832
Accumulated deficit	(615,315)	(209,623)

Total Stockholders’ Deficit	(214,698)	(146,006)

Total Liabilities and Stockholders’ Deficit	$409,961	$340,344

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31,
	2021	2020

Revenue	$583,061	$492,307
Cost of goods sold	(472,505)	(335,183)
Gross margin	110,556	157,124

Operating expenses
General and administrative	515,845	488,865

Total operating expenses	(515,845)	(488,865)

Loss from operations	(405,289)	(331,741)

Other income (expense)
Interest income	-	22
Interest expense	(403)	(119)

Total other income (expense)	(403)	(97)

Loss before income taxes	(405,692)	(331,838)

Provision for income tax	-	-

Net loss	$(405,692)	$(331,838)

Net loss per share - basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding	15,717,584	14,585,000

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

For the three months ended March 31, 2021 and 2020

(unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2020	-	$-	14,785,000	$14,785	$48,832	$(209,623)	$(146,006)

Stock-based compensation	-	-	1,600,000	1,600	335,400	-	337,000

Net loss	-	-	-	-	-	(405,692)	(405,692)

Balance March 31, 2021	-	$-	16,385,000	$16,385	$384,232	$(615,315)	$(214,698)

Balance December 31, 2019	-	$-	14,585,000	$14,585	$43,365	$96,445	$154,395

Net loss	-	-	-	-	-	(331,838)	(331,838)

Balance March 31, 2020	-	$-	14,585,000	$14,585	$43,365	$(235,393)	$(177,443)

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31,
	2021	2020
Operating Activities
Net loss	$(405,692)	$(331,838)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	337,000	-
Depreciation	2,340	3,433
Changes in operating assets and liabilities:
Accounts receivable	(8,621)	(1,245)
Contract assets	65,111	-
House and real estate inventory	(285)	-
Prepaid and other current assets	562	(5,000)
Contract liabilities	147,627	(2,017)
Accounts payable and accrued liabilities	(6,569)	340,341

Net cash provided by operating activities	131,473	3,674

Investing Activities
Purchase of property and equipment	-	(11,000)
Net cash used in financing activities	-	(11,000)

Financing Activities
Payments on note payable	(2,749)	(715)
Net cash used in financing activities	(2,749)	(715)

Net change in cash	128,724	(8,041)
Cash - beginning of period	192,567	280,680
Cash - end of period	$321,291	$272,639

Supplemental Disclosures
Interest paid	$277	$119
Income taxes paid	$-	$-

Non-cash Disclosures
Purchase of equipment with note payable	$-	$35,802

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the three months ended March 31, 2021 and 2020

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

The consolidated financial statements and related disclosures as of March 31, 2021 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2020 and 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon its ability to generate revenues to sustain its current level of operations. Management believes in their ability to generate revenues to fund its current level of operation. During the three months ended March 31, 2021, the Company had a net loss and a working capital deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management cannot be certain that such events can be achieved.

Revenue Recognition – Home and Land

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities, include customer deposit liabilities related to homes sold but not yet delivered to buyers, totaled $0 at March 31, 2021 and December 31, 2020, related to Home and Land revenue. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit.

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

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our home and real estate inventory for indicators of impairment by property during each reporting period. If indicators of impairment are present for a property, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three months ended March 31, 2021 and 2020, we recorded $0 of impairment charges.

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

Loss Per Share

In accordance with accounting guidance now codified as ASC Topic 260, ”Earnings (Loss) per Share,” basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were no dilutive shares outstanding during the three months ended March 31, 2021 and 2020.

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

Note 2. Accounts Receivable

Accounts receivable consisted of the following:

	March 31,	December 31,
	2021	2020
Contract receivables	$13,740	$5,119
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$13,740	$5,119

The Company recognized no bad debt expense during the three months ended March 31, 2021 and 2020.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	March 31,	December 31,
	2021	2020
Costs on uncompleted contracts	$417,587	$441,589
Estimated earnings	182,095	217,499
	599,682	659,088
Less: Progress billings	1,010,066	856,734
Contract liabilities, net	$(410,384)	$(197,646)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	March 31, 2021	December 31, 2020
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,399	$69,510
Billings in excess of costs and estimated earnings on uncompleted contracts	(414,783)	(267,156)
Contract liabilities	$(410,384)	$(197,646)

Note 4. Concentration of Risk

The Company had gross revenue of $583,061 and $492,307 for the three months ended March 31, 2021 and 2020, respectively.

The Company had four customers representing more than 10% of gross revenue, and combined 52% of revenue for the three months ended March 31, 2021. The Company had four customers representing more than 10% of gross revenue and combined 84% of revenue for the three months ended March 31, 2020.

Note 5. Equity

On December 4, 2020, the Company entered into an investor relations agreement and issued a total of 200,000 shares of restricted common stock in exchange for a six-month service period. The stock was valued at $34,000 at the date of grant and will be recognized over the service period. During the three months ended March 31, 2021, the Company recognized $17,000 of expense related to these shares.

On January 27, 2021, the Company issued 700,000 shares of restricted common stock to Elijah May, its sole officer and director, 200,000 shares of restricted common stock to Joel Hefner, the Vice President of Reliant Pools, a non-executive officer position, and 700,000 shares of restricted common stock to Michael Chavez, a consultant to the Company, each in consideration for services rendered. The shares were valued at $0.20 per share, the closing price of the Company’s stock on January 27, 2021. During the three months ended March 31, 2021, the Company recognized $320,000 of expense related to these shares.

Note 6. Commitments and Contingencies

The Company leases approximately 1,000 square feet of office space in Austin, Texas. The Company extended the office space lease from October 1, 2020 through September 30, 2021 for a rental rate of $1,850 per month. Lease expense was $5,770 and $5,865 for the three months ended March 31, 2021 and 2020, respectively.

On December 21, 2018, a former client, Brian Moats filed an Original Petition naming Reliant Pools as a defendant in a suit filed in the County Court at Law No. 2 for Travis County, Texas (Cause No. C-1-CV-18-012062). The suit alleged that the Company failed to install a French drain under the pool as required by the terms of the contract, alleged causes of action of breach of express warranty and breach of contract and sought damages of between $100,000 and $200,000. We denied Mr. Moats’ claims. In October 2020, Reliant Pools entered into a memorandum setting forth the proposed terms of a settlement with Mr. Moats. The settlement agreement terms, provide for Reliant Pools to pay Mr. Moats an aggregate of $145,000 (with $40,000 paid on October 30, 2020, $25,000 paid on December 4, 2020, and additional tranches of funds due from January 1, 2021 to March 1, 2022); the entry into an agreed judgment (which may be plead by Mr. Moats if we default in any payment); the provision of a security interest over our accounts receivable to secure amounts due to Mr. Moats; a non-suit of the lawsuit and our agreement to honor a prior warranty on Mr. Moats’ pool.

During the three months ended March 31, 2021, the Company paid Mr. Moats $22,500, leaving $57,500 in accrued liabilities related to the above pending lawsuit with Mr. Moats.

Note 7. Note Payable

	March 31, 2021	December 31, 2020
Term note with a bank secured by car, payable in monthly installments of $660, including interest at 3.99% through February 27, 2025	$26,321	$29,070

Paycheck Protection Program	51,113	51,113

Total long-term debt	77,434	80,183
Less: current portion	(6,987)	(6,875)
Long-term debt net of current portion	$70,447	$73,308

On April 28, 2020, the Company secured a construction loan to be used to develop the land purchased in the third quarter of 2019. The loan is for $221,000, bears interest at the rate of 6.25% and is repayable one year after issuance. As of March 31, 2021, no proceeds have been drawn on this instrument.

On May 7, 2020, the Company received $51,113 of proceeds from the Small Business Administration’s Paycheck Protection Program (“PPP Loan”). The funds will be subject to repayment and a 1% interest rate if not forgiven in accordance with the program. During the year ended December 31, 2020, the Company applied for loan forgiveness under the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The forgiveness application was reviewed by both the lending bank and SBA. As of March 31, 2021, the Company had not received a decision from the U.S. Small Business Administration (“SBA”) or lending bank regarding the forgiveness of the loan. On April 27, 2021, the Company was notified that the outstanding principal and accrued interest for the PPP Loan was forgiven in full by the SBA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 31, 2021 (the “Annual Report”).

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2021 and 2020.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

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

Summary Description of Business Operations

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

Custom Homes

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it intends to construct a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build. As of the date of this Report, the Company has cleared the lot where the home will be built and has recently received permits, however the Company has not yet drawn any proceeds on the loan or began construction.

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

We currently anticipate building custom homes on a build-to-order basis where we do not begin construction of the home until we have a signed contract with a customer. However, we may in the future also build speculative (“spec”) homes, which would allow us to compete with existing homes available in the market, especially for homebuyers that require a home within a short time frame.

We plan to market our custom home services around the end of the third quarter of fiscal 2021.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions, including Travis, County, Texas, where the Company has its operations, began issuing ‘stay-at-home’ orders, which have mostly expired to date. Notwithstanding such ‘stay-at-home’ and similar orders, the Company has actually seen an increase in demand for new pools during the pandemic. The Company believes that this is because homeowners are spending more time at home and possibly because they have more disposable income due to the unavailability of other entertainment choices and travel requirements. However, the full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic. For example, it is possible that the current outbreak or continued spread of COVID-19, will cause a global recession, which will result in a decrease in the demand for our services, or future ‘stay-at-home’ orders will prevent us from engaging new clients or completing pool builds then in progress. Additionally, the Company has had issues with sub-contractors coming down with COVID-19 which has caused construction delays and has further seen delays in permitting caused by COVID-19 issues. Furthermore, there is a risk related to permitting taking longer and risk related to labor and equipment shortages. Notwithstanding the above, the demand for pools remains high in Austin and surrounding areas.

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

The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, virus mutations, and the number of persons who are willing to get vaccinated, as well as potential seasonality of new outbreaks.

Plan of Operations

We had a working capital deficit of $180,133 as of March 31, 2021. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels, to pay the costs associated with being a public company, for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Results of Operations

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

We had revenue of $583,061 for the three months ended March 31, 2021, compared to revenue of $492,307 for the three months ended March 31, 2020, an increase of $90,754 or 18.4% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue increased during the current period due to an increase in pool count during the comparable periods and general timing of contracts as well as the higher priced pools being completed in the current period.

We had cost of goods sold of $472,505 for the three months ended March 31, 2021, compared to cost of goods sold of $335,183 for the three months ended March 31, 2020, an increase of $137,322 or 41.0% from the prior period.

Cost of goods sold increased mainly due to an increase in pool equipment and masonry, stone and tile. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. The expenses which attributed to the increase in cost of goods sold for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, included:

	For the Three	For the Three
	Months Ended	Months Ended	Increase	Percentage
Cost of Goods Sold Expense	March 31, 2021	March 31, 2020	/(Decrease)	Change
Cost of decking	$49,745	$57,416	$(7,671)	(13%)
Plaster used in the construction of pools	32,859	35,077	(2,218)	(6%)
Gunite used in the construction of pools	48,180	36,479	11,701	32%
Pool equipment used to filter and circulate the water used in our pools	57,235	45,690	11,545	25%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	70,422	49,788	20,634	41%
Excavation and steel expenses	82,768	22,446	60,322	269%
Other, including labor	131,296	88,287	43,009	49%
Total	$472,505	$335,183	$137,322	41%

__________

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

We had gross margin of $110,556 for the three months ended March 31, 2021, compared to gross margin of $157,124 for the three months ended March 31, 2020, a decrease of $46,568 or 29.6% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 19.0% and 31.9% for the three months ended March 31, 2021 and 2020, respectively.

We had operating expenses consisting solely of general and administrative expenses of $515,845 for the three months ended March 31, 2021 (including $337,000 of stock-based expenses described below under “Liquidity and Capital Resources”), compared to operating expenses consisting solely of general and administrative expenses of $488,865 for the three months ended March 31, 2020. Operating expenses increased by $26,980 or 5.5% from the prior period mainly due to increase in stock-based compensation, payroll expense and professional fees offset with a decrease in lawsuit settlement expense. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $0 for the three months ended March 31, 2021, compared to interest income of $22 for the three months ended March 31, 2020. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $403 and $119, for the three months ended March 31, 2021 and 2020, respectively, due to interest paid in connection with the purchase of a car used by our Chief Executive Officer, as described in greater detail under “Liquidity and Capital Resources” below.

We had net loss of $405,692 for the three months ended March 31, 2021, compared to a net loss of $331,838 for the three months ended March 31, 2020, an increase in net loss of $73,854 or 22.3%, mainly due to the increase in cost of goods sold and increase in general and administrative expenses, offset by the increase in revenues, each as described above.

Liquidity and Capital Resources

We had total assets of $409,961 as of March 31, 2021, consisting of total current assets of $374,079, which included cash of $321,291, real estate inventory of $34,233, federal income tax receivable of $416, contract assets of $4,399, and accounts receivable of $13,740 and equipment, net of accumulated depreciation, of $35,882. Federal income tax receivable relates to a payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the years ended December 31, 2016, 2017, 2018, 2019 or 2020, due to the utilization of a net loss carryforward and application of prepaid taxes. Included in real estate inventory as of March 31, 2021 is the cost of the land which the Company acquired in the third quarter of 2019, on which it plans to build a custom home. Equipment relates to the vehicle discussed below. Contract assets include estimated earnings in excess of billings on uncompleted contracts.

We had total liabilities of $624,659 as of March 31, 2021, which included current liabilities of $554,212, including accounts payable and accrued liabilities of $132,442 (which included accrued lawsuit settlements of $57,500, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $414,783, and current portion of note payable of $6,987, and long-term liabilities consisting of a long-term note payable, net of current portion of $70,447 relating to a vehicle (discussed below) and the PPP Note discussed below. The $57,500 of accrued lawsuit settlements represents amounts accrued in connection with the lawsuits described in greater detail under “Note 6. Commitments and Contingencies” in the Notes to Consolidated Financial Statements included above.

On February 11, 2020, we purchased a Hyundai Genesis G80 for use by Mr. Elijah May, our Chief Executive Officer. The Vehicle had a total purchase price of $50,616, including $11,000 which was paid as a down payment in cash. We entered into a term note, secured by the vehicle, for the remaining amount of the purchase price, which amount accrues interest at the rate of 3.99% per annum and is payable at the rate of $660 per month through maturity on February 27, 2025.

On April 28, 2020, the Company secured a construction loan from First United Bank and Trust Company to be used to develop the land purchased in the third quarter of 2019. The loan is in the amount of $221,000, bears interest at the rate of 6.25% per annum and is repayable on April 28, 2021. As of March 31, 2021, and through the date of this filing, no amount had been advanced on the loan.

On May 11, 2020, we (through Reliant Pools) received a loan (the “Loan”) from Wells Fargo Bank N.A. (the “Lender”) in the principal amount of $51,113, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan was evidenced by a promissory note (the “Note”), dated effective May 4, 2020, issued by the Company to the Lender. The Note was unsecured, was to mature on May 4, 2022 and accrued interest at a rate of 1.00% per annum, payable monthly commencing on November 2, 2020, following an initial deferral period as specified under the PPP. Proceeds from the Loan were available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest could be forgiven to the extent Loan proceeds were used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that up to 60% of such Loan funds were used for payroll). The Company used the entire Loan amount for designated qualifying expenses and applied for forgiveness of the respective Loan in accordance with the terms of the PPP. On April 27, 2021, the Company was notified that the outstanding principal and accrued interest for the PPP Loan was forgiven in full by the SBA.

We had a working capital deficit of $180,133 as of March 31, 2021, compared to a working capital deficit of $110,920 as of December 31, 2020.

We had $131,473 of net cash provided by operating activities for the three months ended March 31, 2021, which was mainly due to $405,692 of net loss, offset by an increase of $147,627 in contract liabilities and $337,000 of stock-based compensation. We had $3,674 of net cash provided by operating activities for the three months ended March 31, 2020, due mainly to an increase in accounts payable and accrued expenses of $340,341, offset by net loss of $331,838. Stock based compensation includes the issuance, on January 27, 2021, of 700,000 shares of restricted common stock to Elijah May, its sole officer and director, 200,000 shares of restricted common stock to Joel Hefner, the Vice President of Reliant Pools, a non-executive officer position, and 700,000 shares of restricted common stock to Michael Chavez, a consultant to the Company, each in consideration for services rendered. The shares were valued at $0.20 per share, the closing price of the Company’s stock on January 27, 2021. Also, on December 4, 2020, the Company entered into an investor relations agreement and issued a total of 200,000 shares of restricted common stock in exchange for a six-month service period. The stock was valued at $34,000 at the date of grant and will be recognized over the service period. During the three months ended March 31, 2021, the Company recognized $17,000 of stock-based expense related to these shares.

We had $11,000 of net cash used in investing activities for the three months ended March 31, 2020, which was solely due to the down payment on the vehicle purchase described above.

We had $2,749 of net cash used by financing activities for the three months ended March 31, 2021, which was due to payments on our vehicle loan. We had $715 of cash used in financing activities for the three months ended March 31, 2020, which was due solely to payments on note payable.

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

Critical Accounting Policies

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

All of the Company’s revenue is currently generated from the design and installation of swimming pools. As such, no further disaggregation of revenue information is provided.

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

Performance Obligations Satisfied Over Time

Revenue for our contracts that satisfy the criteria for over time recognition is recognized as the work progresses. The majority of our revenue is derived from construction contracts and projects that typically span between 4 to 12 months. Our construction contracts will continue to be recognized over time because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site, and therefore, the customer controls the asset as it is being constructed. Contract costs include labor, material, and indirect costs.

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

Backlog

On March 31, 2021, we had approximately $3,308,099 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our current backlog as revenue during the remainder of 2021.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our condensed consolidated financial statements for the three months ended March 31, 2021.

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

Equipment. Equipment, consisting mainly of two vehicles, is stated at cost. The Company depreciates the cost of equipment using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewal improvements are capitalized. Depreciation expense was approximately $2,340 and $3,433 for the three months ended March 31, 2021 and 2020, respectively. The estimated useful life of the vehicle is five years.

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

Management, consisting of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of March 31, 2021, based on the evaluation of these disclosure controls and procedures, our CEO and CFO has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above referenced unsettled legal proceedings.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021, under the heading “Item 1A. Risk Factors”, which are incorporated by reference herein, except as discussed below, and investors should review the risks provided in the Annual Report and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factor entitled “Our operations may be adversely affected by global epidemics, pandemics and similar health issues. Our business may be materially and adversely disrupted by the present outbreak and worldwide spread of COVID-19, including measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.” from the Form 10-K is replaced and superseded by the following:

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

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, and “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Specifically, Travis County and Austin, Texas, where the Company operates, issued “stay-at-home” and social distancing orders beginning in mid-April 2020, which have mostly expired to date.

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

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to constructing a pool and/or purchasing a home; cause civil unrest; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; impair our ability to sell and build pools in a typical manner or at all, generate revenues and cash flows, and/or access to lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts. The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, the unknown real-world efficacy of vaccines and the public’s willingness to obtain such vaccines, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our initial or any revised objectives for the remainder of 2021 and beyond.

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

The risk factor entitled “We will require additional financing, and we may not be able to raise funds on favorable terms or at all.” from the Form 10-K is replaced and superseded by the following:

We may require additional financing, and we may not be able to raise funds on favorable terms or at all.

We had a working capital deficit of $180,133 as of March 31, 2021. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels, to pay the costs associated with being a public company, for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. In the event we require additional funding in the future, the most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

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

Furthermore, in order to pay amounts owed in connection with lawsuits, settlements, and judgments rendered against us, we may be forced to liquidate assets and/or abandon certain of our business plans. If we are unable to pay such amounts, we may be forced to cease operations and/or seek bankruptcy protection.

The risk factor entitled “Our backlog may not be realized or may not result in revenue or profit.” from the Form 10-K is replaced and superseded by the following:

Our backlog may not be realized or may not result in revenue or profit.

As of March 31, 2021, we had approximately $3,308,099 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our current backlog as revenue during 2021. However, some of our contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, including, but not limited to COVID-19, economic uncertainty associated therewith, and delays caused by social distancing and “stay-at-home” orders, could significantly reduce the revenue that we actually receive from contracts in our backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in our backlog for extended periods of time.

Given these factors, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Inability to realize revenue from our backlog could have an adverse effect on our business.

The risk factor entitled “A significant amount of our revenues has historically been due to only a small number of customers, and if we were to lose any material customer, our results of operations could be adversely affected.” from the Form 10-K is replaced and superseded by the following:

A significant amount of our revenues has historically been due to only a small number of customers, and if we were to lose any material customer, our results of operations could be adversely affected.

The Company had four customers representing more than 10% of gross revenue, and combined 52% of revenue for the three months ended March 31, 2021. The Company had four customers representing more than 10% of gross revenue and combined 84% of revenue for the three months ended March 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities during the quarter ended March 31, 2021 and from the period from April 1, 2021 to the filing date of this report, which have not previously been disclosed in the Company’s Annual Report on Form 10-K.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

               None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/Furnished Herewith	Form	Exhibit	Filing Date	File Number
2.1	Agreement for the Exchange of Common Stock dated May 23, 2014, by and between Reliant Holdings, Inc., Reliant Pools, Inc. and the stockholders of Reliant Pools, Inc.		S-1	2.1	10/27/2016	333-214274
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/2016	333-214274
3.2	Amended and Restated Bylaws		S-1	3.2	10/27/2016	333-214274
4.1	Description of Securities of the Registrant		10-K	4.1	3/30/2020	000-56012
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/2016	333-214274
10.2	Voting Agreement, dated as of November 3, 2017, by and among Michael Chavez and Elijah May		8-K	10.1	11/7/2017	333-214274
10.3	Form of Construction Loan Agreement dated April 28, 2020, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.7	5/19/2020	000-56012
10.4	Form of Promissory Note in the amount of $221,000, dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.8	5/19/2020	000-56012
10.5	Form of Commercial Guaranty dated April 28, 2020, by Reliant Holdings, Inc., in favor of First United Bank and Trust Co.		10-Q	10.9	5/19/2020	000-56012
10.6	Form of Commercial Guaranty dated April 28, 2020, by Reliant Pools, Inc., in favor of First United Bank and Trust Co.		10-Q	10.10	5/19/2020	000-56012
10.7	Form of Construction Deed of Trust Form dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.11	5/19/2020	000-56012
10.8	Paycheck Protection Program Promissory Note and Agreement dated May 4, 2020 by and between Wells Fargo Bank N.A. and Reliant Pools, Inc., evidencing the loan of $51,113		10Q	10.12	5/19/2020	000-56012
10.9	Lock-Up Agreement dated January 27, 2021, between Reliant Holdings, Inc. and Michael Chavez		10-K	10.9	3/31/2021	000-56012
14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/2016	333-214274
16.1	Letter to Securities and Exchange Commission from LBB & Associates Ltd., LLP, dated March 2, 2020		8-K	16.1	3/3/2020	000-56012
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	XBRL Instance Document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒

* Filed herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

RELIANT HOLDINGS, INC.

Date: May 21, 2021	By:	/s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

