Form 10-Q
period 2021-06-30
Reliant Holdings, Inc.
filed 2021-08-16
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2021

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 16,385,000 shares of common stock are issued and outstanding as of August 13, 2021.

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

You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$317,339	$192,567
Accounts receivable	3,000	5,119
Federal income tax receivable	416	978
House and real estate inventory	45,471	33,948
Contract assets	18,728	69,510

Total current assets	384,954	302,122

Equipment, net of accumulated depreciation of $48,186 and $43,506 as of
June 30, 2021 and December 31, 2020, respectively	33,542	38,222

Total Assets	$418,496	$340,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$100,458	$139,011
Contract liabilities	353,763	267,156
Current portion of note payable	7,074	6,875

Total current liabilities	461,295	413,042

Long-term note payable, net of current portion	17,360	73,308

Total Liabilities	478,655	486,350

Commitments

Stockholders’ Deficit

Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-
Preferred stock Series A, 1,000 shares authorized, $0.001 par value, 1,000 and 0 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	-
Common stock, 70,000,000 shares authorized, $0.001 par value, 16,385,000 and 14,785,000 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	16,385	14,785
Additional paid-in capital	396,564	48,832
Accumulated deficit	(473,109)	(209,623)

Total Stockholders’ Deficit	(60,159)	(146,006)

Total Liabilities and Stockholders’ Deficit	$418,496	$340,344

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$807,463	$333,671	$1,390,524	$825,978
Cost of goods sold	(498,860)	(231,816)	(971,365)	(566,999)
Gross margin	308,603	101,855	419,159	258,979

Operating expenses
General and administrative	217,890	148,484	733,735	637,349

Total operating expenses	(217,890)	(148,484)	(733,735)	(637,349)

Income (loss) from operations	90,713	(46,629)	(314,576)	(378,370)

Other income (expense)
Interest income	6	-	6	22
Interest expense	(90)	(423)	(493)	(542)
Gain on forgiveness of debt	51,577	-	51,577	-

Total other income (expense)	51,493	(423)	51,090	(520)

Income (Loss) before income taxes	142,206	(47,052)	(263,486)	(378,890)

Provision for income tax	-	-	-	-

Net income (loss)	$142,206	$(47,052)	$(263,486)	$(378,890)

Net income (loss) per share – basic and diluted	$0.01	$(0.00)	$(0.02)	$(0.03)

Weighted average common shares outstanding	16,185,000	14,585,000	15,953,889	14,585,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
For the Six Months ended June 30, 2021 and 2020
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2020	-	$-	14,785,000	$14,785	$48,832	$(209,623)	$(146,006)

Stock-based compensation	-	-	1,600,000	1,600	335,400	-	337,000

Net loss	-	-	-	-	-	(405,692)	(405,692)

Balance March 31, 2021	-	-	16,385,000	16,385	384,232	(615,315)	(214,698)

Stock-based compensation	-	-	-	-	11,333	-	11,333

Preferred Shares issued for Compensation	1,000	1	-	-	999	-	1,000

Net income			-	-	-	142,206	142,206
Balance June 30, 2021	1,000	$1	16,385,000	$16,385	$396,564	$(473,109)	$(60,159)

Balance December 31, 2019	-	$-	14,585,000	$14,585	$43,365	$96,445	$154,395

Net loss	-	-	-	-	-	(331,838)	(331,838)

Balance March 31, 2020	-	-	14,585,000	14,585	43,365	(235,393)	(177,443)

Net loss	-	-	-	-	-	(47,052)	(47,052)
Balance June 30, 2020	-	$-	14,585,000	$14,585	$43,365	$(282,445)	$(224,495)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months ended
	June 30,
	2021	2020
Operating Activities
Net loss	$(263,486)	$(378,890)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	349,333	-
Depreciation	4,680	7,521
Gain on forgiveness of debt	(51,577)	-
Changes in operating assets and liabilities:
Accounts receivable	2,119	(57,000)
Contract assets	50,782	(12,847)
House and real estate inventory	(11,523)	(16,024)
Prepaid and other current assets	562	-
Contract liabilities	86,607	95,555
Accounts payable and accrued liabilities	(38,089)	339,306

Net cash provided by (used in) operating activities	129,408	(22,379)

Investing Activities
Purchase of property and equipment	-	(11,000)
Net cash used in financing activities	-	(11,000)

Financing Activities
Proceeds from notes payable	-	51,113
Payments on note payable	(4,636)	(2,875)

Net cash provided by (used in) financing activities	(4,636)	48,238

Net change in cash	124,772	14,859
Cash - beginning of period	192,567	280,680
Cash - end of period	$317,339	$295,539

Supplemental Disclosures
Interest paid	$493	$368
Income taxes paid	$-	$-

Non-cash Disclosures
Purchase of equipment with note payable	$-	$35,802

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Three and Six Months ended June 30, 2021 and 2020

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

The consolidated financial statements and related disclosures as of June 30, 2021 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2020 and 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ended December 31, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon its ability to generate revenues to sustain its current level of operations. Management believes in their ability to generate revenues to fund its current level of operation. During the six months ended June 30, 2021, the Company had a net loss and a working capital deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management cannot be certain that such events can be achieved.

Revenue Recognition – Home and Land

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities, include customer deposit liabilities related to homes sold but not yet delivered to buyers, totaled $0 at June 30, 2021 and December 31, 2020, related to Home and Land revenue. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit.

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

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our home and real estate inventory for indicators of impairment by property during each reporting period. If indicators of impairment are present for a property, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the six months ended June 30, 2021 and 2020, we recorded $0 of impairment charges.

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

Loss Per Share

In accordance with accounting guidance now codified as ASC Topic 260, ”Earnings (Loss) per Share,” basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were no dilutive shares outstanding during the six months ended June 30, 2021 and 2020.

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

Note 2. Accounts Receivable

Accounts receivable consisted of the following:

	June 30,	December 31,
	2021	2020
Contract receivables	$3,000	$5,119
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$3,000	$5,119

The Company recognized no bad debt expense during the six months ended June 30, 2021 and 2020.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	June 30,	December 31,
	2021	2020
Costs on uncompleted contracts	$533,834	$441,589
Estimated earnings	313,521	217,499
	847,355	659,088
Less: Progress billings	1,182,390	856,734
Contract liabilities, net	$(335,035)	$(197,646)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	June 30, 2021	December 31, 2020
Costs and estimated earnings in excess of billings on uncompleted contracts	$18,728	$69,510
Billings in excess of costs and estimated earnings on uncompleted contracts	(353,763)	(267,156)
Contract liabilities	$(335,035)	$(197,646)

Note 4. Concentration of Risk

The Company had gross revenue of $1,390,524 and $825,978 for the six months ended June 30, 2021 and 2020, respectively.

The Company had three customers representing more than 10% of gross revenue, and combined 32% of revenue for the six months ended June 30, 2021. The Company had five customers representing more than 10% of gross revenue and combined 75% of revenue for the six months ended June 30, 2020.

Note 5. Equity

On December 4, 2020, the Company entered into an investor relations agreement and issued a total of 200,000 shares of restricted common stock in exchange for a six-month service period. The stock was valued at $34,000 at the date of grant and was recognized over the service period. During the six months ended June 30, 2021, the Company recognized $28,333 of expense related to these shares.

On January 27, 2021, the Company issued700,000 shares of restricted common stock to Elijah May, its sole officer and director, 200,000 shares of restricted common stock to Joel Hefner, the Vice President of Reliant Pools, a non-executive officer position, and 700,000 shares of restricted common stock to Michael Chavez, a consultant to the Company, each in consideration for services rendered. The shares were valued at $0.20 per share, the closing price of the Company’s stock on January 27, 2021. During the six months ended June 30, 2021, the Company recognized $320,000 of expense related to these shares.

On June 15, 2021, the Company issued 1,000 shares of its newly designated shares of Series A Preferred Stock to Elijah May, the Company’s Chief Executive Officer and sole director in consideration for services rendered and to be rendered to the Company. Such shares of Series A Preferred Stock vote in aggregate fifty-one percent (51%) of the total vote on all shareholder matters, voting separately as a class. Notwithstanding such voting rights, no change in control of the Company was deemed to have occurred in connection with the issuance since Mr. May controls the vote of 59.1% of the Company’s outstanding common stock and therefore controlled the Company prior to such issuance. The holder of the Series A Preferred Stock is not entitled to receive dividends, has no liquidation preference and no conversion rights. With the unanimous consent or approval of the board members, the Company have the option at its sole discretion to redeem any and all outstanding shares of Series A Preferred Stock for $1.00 per share.

Note 6. Commitments and Contingencies

The Company leases approximately 1,000 square feet of office space in Austin, Texas. The Company extended the office space lease from October 1, 2020 through September 30, 2021 for a rental rate of $1,850 per month. Lease expense was $11,650 and $11,595 for the six months ended June 30, 2021 and 2020, respectively.

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

During the six months ended June 30, 2021, the Company paid Mr. Moats $45,000, pursuant to the settlement agreement, leaving $35,000 in accrued liabilities related to the above pending lawsuit with Mr. Moats.

Note 7. Note Payable

	June 30, 2021	December 31, 2020
Term note with a bank secured by car, payable in monthly installments of $660, including interest at 3.99% through February 27, 2025	$24,434	$29,070

Paycheck Protection Program	-	51,113

Total long-term debt	24,434	80,183
Less: current portion	(7,074)	(6,875)
Long-term debt net of current portion	$17,360	$73,308

On April 28, 2020, the Company secured a construction loan to be used to develop the land purchased in the third quarter of 2019. The loan is for $221,000, bears interest at the rate of 6.25% and is repayable one year after issuance. As of June 30, 2021, no proceeds have been drawn on this instrument. The loan renewed and has been extended through October 28, 2021.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2021 and 2020.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Custom Homes

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it intends to construct a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build. As of the date of this Report, the Company has cleared the lot where the home will be built and has recently received permits, however the Company has not yet drawn any proceeds on the loan or began construction. The loan renewed and has been extended through October 28, 2021.

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

We plan to market our custom home services around the end of the third quarter of fiscal 2021. The Company is working to have easements released on the property and anticipates pouring the foundation within the next 30 days.

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

Plan of Operations

We had a working capital deficit of $76,341 as of June 30, 2021. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Since the COVID-19 pandemic began we have seen a sharp increase in demand for pools, which we attribute to more people working from home, and sheltering in place. We currently have a backlog which continues into February 2022. We are unclear whether the current demand for pools will continue, if and when, individuals begin working from their offices again. Notwithstanding that, we are currently experiencing delays in obtaining required equipment to start up all the pools we have finished, as equipment is currently being rationed by sellers due to increased demand as a result of the need to replace equipment which was damaged due to the unprecedented 2021 winter storms which affected the Austin area, and the overall increase in new pool builds, which is also being negatively affected by manufacturing and shipping delays due to COVID-19. We are also experiencing delays as subcontractors come down with COVID-19. Overall, demand for trade workers is extremely high, which has resulted in higher prices for pools, which we attempt to pass on to customers as much as possible.

Results of Operations

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

We had revenue of $807,463 for the three months ended June 30, 2021, compared to revenue of $333,671 for the three months ended June 30, 2020, an increase of $473,792 or 142% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue increased during the current period due to an increase in pool count during the comparable periods and general timing of contracts as well as the higher priced pools being completed in the current period. As discussed above, we have seen an increase in the demand for pools since March 2020, which we believe is due to more people working from home due to the COVID-19 pandemic.

We had cost of goods sold of $498,860 for the three months ended June 30, 2021, compared to cost of goods sold of $231,816 for the three months ended June 30, 2020, an increase of $267,044 or 115% from the prior period.

Cost of goods sold increased mainly due to an increase in pool equipment, gunite and labor costs, due to the increased demand we are seeing for such items due to the overall increase in demand for pools in the Austin, Texas area, as well as shortages of labor and increases in labor costs (due to COVID-19 and the overall increase in demand) and both shortages in, and increases in the cost of, equipment, as discussed in greater detail above. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. In general, costs of goods sold for the three months ended June 30, 2021 were higher than for the three months ended June 30, 2020, due to an increase in the number of pools we are building. The expenses which attributed to the increase in cost of goods sold for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, included:

	For the Three	For the Three
	Months Ended	Months Ended
Cost of Goods Sold Expense	June 30, 2021	June 30, 2020	Increase / (Decrease)	Percentage Change
Cost of decking	$53,110	$33,026	$20,084	60.8%
Plaster used in the construction of pools	17,899	16,594	1,305	7.9%
Gunite used in the construction of pools	82,769	31,341	51,428	164.1%
Pool equipment used to filter and circulate the water used in our pools	88,239	25,183	63,056	250.4%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	44,021	28,141	15,880	56.4%
Excavation and steel expenses	81,829	54,851	26,978	49.2%
Other, including labor	130,993	42,680	88,313	206.9%
Total	$498,860	$231,816	$267,044	115.2%

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

We had a gross margin of $308,603 for the three months ended June 30, 2021, compared to a gross margin of $101,855 for the three months ended June 30, 2020, an increase of $206,748 or 203% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 38.2% and 30.5% for the three months ended June 30, 2021 and 2020, respectively. Gross margin as a percentage of revenue increased due to the recent completion of larger more profitable pools.

We had operating expenses consisting solely of general and administrative expenses of $217,890 for the three months ended June 30, 2021 (including $12,333 of stock-based expenses described below under “Liquidity and Capital Resources”), compared to operating expenses consisting solely of general and administrative expenses of $148,484 for the three months ended June 30, 2020. Operating expenses increased by $69,406 or 47% from the prior period mainly due to the increase in the size of the business. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $6 for the three months ended June 30, 2021, compared to interest income of $0 for the three months ended June 30, 2020. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $90 and $423, for the three months ended June 30, 2021 and 2020, respectively, due to interest paid in connection with the purchase of a car used by our Chief Executive Officer, as described in greater detail under “Liquidity and Capital Resources” below.

We had a gain on forgiveness of debt of $51,577 for the three months ended June 30, 2021, compared to no gain or loss on the forgiveness of debt for the three months ended June 30, 2020. The gain on forgiveness of debt for the three months ended June 30, 2021, was in connection with the forgiveness of the PPP Note as discussed below under “Liquidity and Capital Resources”.

We had net income of $142,206 for the three months ended June 30, 2021, compared to a net loss of $47,052 for the three months ended June 30, 2020, an increase in net income of $189,258 or 402%, mainly due to the $473,792 or 142% increase in revenue, and the $51,577 non-cash gain on forgiveness of debt, offset by the $267,044 or 115% increase in cost of goods sold, each as described above.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

We had revenue of $1,390,524 for the six months ended June 30, 2021, compared to revenue of $825,978 for the six months ended June 30, 2020, an increase of $564,546 or 68% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue increased during the current period due to an increase in pool count during the comparable periods and general timing of contracts as well as the higher priced pools being completed in the current period. As discussed above, we have seen an increase in the demand for pools since March 2020, which we believe is due to more people working from home due to the COVID-19 pandemic. We have also seen an increase in pool costs of approximately 20% compared to last year, due to increases in the costs of materials (described in greater detail below), which increases we have passed on to our customers to the extent possible.

We had cost of goods sold of $971,365 for the six months ended June 30, 2021, compared to cost of goods sold of $566,999 for the six months ended June 30, 2020, an increase of $404,366 or 71% from the prior period.

Cost of goods sold increased mainly due to an increase in pool equipment, excavation costs and labor due to the increased demand we are seeing for such items due to the overall increase in demand for pools in the Austin, Texas area, as well as shortages of labor and increases in labor costs (due to COVID-19 and the overall increase in demand) and both shortages in, and increases in the cost of, equipment, as discussed in greater detail above. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. The expenses which attributed to the increase in cost of goods sold for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, included:

	For the Six	For the Six
	Months Ended	Months Ended
Cost of Goods Sold Expense	June 30, 2021	June 30, 2 020	Increase / (Decrease)	Percentage Change
Cost of decking	$102,855	$90,442	$12,413	13.7%
Plaster used in the construction of pools	50,758	51,671	(913)	-1.8%
Gunite used in the construction of pools	130,949	67,820	63,129	93.1%
Pool equipment used to filter and circulate the water used in our pools	145,474	70,873	74,601	105.3%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	114,443	77,929	36,514	46.9%
Excavation and steel expenses	164,597	77,297	87,300	112.9%
Other, including labor	262,289	130,967	131,322	100.3%
Total	$971,365	$566,999	$404,366	71.3%

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

We had a gross margin of $419,159 for the six months ended June 30, 2021, compared to a gross margin of $258,979 for the six months ended June 30, 2020, a decrease of $160,180 or 62% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 30.1% and 31.4% for the six months ended June 30, 2021 and 2020, respectively.

We had operating expenses consisting solely of general and administrative expenses of $733,735 for the six months ended June 30, 2021 (including $349,333 of stock-based expenses described below under “Liquidity and Capital Resources”), compared to operating expenses consisting solely of general and administrative expenses of $637,349 for the six months ended June 30, 2020. Operating expenses increased by $96,386 or 15% from the prior period mainly due to an increase in stock-based compensation, payroll expense and professional fees offset with a decrease in lawsuit settlement expense. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $6 for the six months ended June 30, 2021, compared to interest income of $22 for the six months ended June 30, 2020. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $493 and $542, for the six months ended June 30, 2021 and 2020, respectively, due to interest paid in connection with the purchase of a car used by our Chief Executive Officer, as described in greater detail under “Liquidity and Capital Resources” below.

We had a gain on forgiveness of debt of $51,577 for the six months ended June 30, 2021, compared to no gain or loss on the forgiveness of debt for the six months ended June 30, 2020. The gain on forgiveness of debt for the six months ended June 30, 2021, was in connection with the forgiveness of the PPP Note as discussed below under “Liquidity and Capital Resources”.

We had net loss of $263,486 for the six months ended June 30, 2021, compared to a net loss of $378,890 for the six months ended June 30, 2020, an increase in net loss of $115,404 or 30%, mainly due to the increase in cost of goods sold and increase in general and administrative expenses, offset by the increase in revenues and the non-cash gain on forgiveness of debt, each as described above.

Liquidity and Capital Resources

We had total assets of $418,496 as of June 30, 2021, consisting of total current assets of $384,954, which included cash of $317,339, house and real estate inventory of $45,471, federal income tax receivable of $416, contract assets of $18,728, and accounts receivable of $3,000 and equipment, net of accumulated depreciation, of $33,542. Federal income tax receivable relates to a payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the years ended December 31, 2016, 2017, 2018, 2019 or 2020, due to the utilization of a net loss carryforward and application of prepaid taxes. Included in house and real estate inventory as of June 30, 2021 is the value of the land which the Company acquired in the third quarter of 2019, which it plans to build a custom home on. Equipment relates to the vehicle discussed below. Contract assets include estimated earnings in excess of billings on uncompleted contracts. The Company is working to have easements released on the property and anticipates pouring the foundation within the next 30 days.

We had total liabilities of $478,655 as of June 30, 2021, which included current liabilities of $461,295, including accounts payable and accrued liabilities of $100,458 (which included accrued lawsuit settlements of $35,000), contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $353,763, and current portion of note payable of $7,074, and long-term liabilities consisting of a long-term note payable, net of current portion of $17,360 relating to a vehicle (discussed below) and the PPP Note discussed below. The $35,000 of accrued lawsuit settlements represents amounts accrued in connection with the lawsuits described in greater detail under “Note 6. Commitments and Contingencies” in the Notes to Consolidated Financial Statements included above. Long term note payable, net of current portion, decreased by $55,948 from December 31, 2020, mainly due to the forgiveness of the Note, as discussed below.

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

On April 28, 2020, the Company secured a construction loan from First United Bank and Trust Company to be used to develop the land purchased in the third quarter of 2019. The loan is in the amount of $221,000, bears interest at the rate of 6.25% per annum and is repayable on April 28, 2021. As of June 30, 2021, and through the date of this filing, no amount had been advanced on the loan. The loan renewed and has been extended through October 28, 2021.

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

We had a working capital deficit of $76,341 as of June 30, 2021, compared to a working capital deficit of $110,920 as of December 31, 2020.

We had $129,408 of net cash provided by operating activities for the six months ended June 30, 2021, which was mainly due to an increase of 86,607 in contract liabilities and $349,333 of stock-based compensation, offset by $263,486 of net loss and $51,577 of gain on forgiveness of debt in connection with the forgiveness of the PPP Note. We had $22,379 of net cash used in operating activities for the six months ended June 30, 2020, due mainly to net loss of $378,890 and an increase of $57,000 in accounts receivable, offset by $339,306 of increase in accounts payable and accrued expenses. Stock based compensation includes the issuance, on January 27, 2021, of 700,000 shares of restricted common stock to Elijah May, its sole officer and director, 200,000 shares of restricted common stock to Joel Hefner, the Vice President of Reliant Pools, a non-executive officer position, and 700,000 shares of restricted common stock to Michael Chavez, a consultant to the Company, each in consideration for services rendered. The shares were valued at $0.20 per share, the closing price of the Company’s stock on January 27, 2021. Also, on December 4, 2020, the Company entered into an investor relations agreement and issued a total of 200,000 shares of restricted common stock in exchange for a six-month service period. The stock was valued at $34,000 at the date of grant and will be recognized over the service period. The Company also issued Mr. May in June 2021, 1,000 shares of Series A Preferred Stock, in consideration for services rendered (which shares, voting as a class, but together will all other voting shares of the Company, vote 51% of the total shareholder vote on all shareholder matters), which were valued at $1,000. During the six months ended June 30, 2021, the Company recognized $1,000 of stock-based expense related to these shares.

We had $11,000 of net cash used in investing activities for the six months ended June 30, 2020, which was solely due to the down payment on the vehicle purchase described above.

We had $4,636 of net cash used in financing activities for the six months ended June 30, 2021, which was due to payments on our vehicle loan. We had $48,238 of cash provided by financing activities for the six months ended June 30, 2020, which was due to the PPP Note proceeds, less payments on our vehicle loan.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

“Note 1. The Company and Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and “Note 1. The Company, Summary of Significant Accounting Policies and Going Concern” in the Notes to Consolidated Financial Statements in Part II, Item 8, of the 2020 Annual Report, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.

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

Management, consisting of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of June 30, 2021, based on the evaluation of these disclosure controls and procedures, our CEO and CFO has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

To date, we have not experienced any material negative effects from, or declines in business relating to, COVID-19 and/or Travis County, Texas’s response to the coronavirus, which has included “stay-at-home” and social distancing orders. However, we are currently experiencing delays in obtaining required equipment to start up all the pools we have finished, as equipment is currently being rationed by sellers due to increased demand as a result of the need to replace equipment which was damaged due to the unprecedented 2021 winter storms which affected the Austin area, and the overall increase in new pool builds, which is also being negatively affected by manufacturing and shipping delays due to COVID-19. We are also experiencing delays as subcontractors come down with COVID-19. Overall, demand for trade workers is extremely high, which has resulted in higher prices for pools, which we attempt to pass on to customers as much as possible. Furthermore, there is a risk related to permitting taking longer and risk related to labor and equipment shortages. Notwithstanding the above, the demand for pools remains high in Austin and surrounding areas. Notwithstanding that, we are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations at all for an indefinite period.

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

We had a working capital deficit of $76,341 as of June 30, 2021. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. In the event we require additional funding in the future, the most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

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

As of June 30, 2021, we had approximately $3,200,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our current backlog as revenue during the second half of 2021 and first quarter of 2022. However, some of our contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, including, but not limited to COVID-19, economic uncertainty associated therewith, and delays caused by social distancing and “stay-at-home” orders, could significantly reduce the revenue that we actually receive from contracts in our backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in our backlog for extended periods of time.

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

The Company had three customers representing more than 10% of gross revenue, and combined 40% of revenue for the six months ended June 30, 2021. The Company had five customers representing more than 10% of gross revenue and combined 75% of revenue for the six months ended June 30, 2020.

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

The risk factor entitled “Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing stockholders.” from the Form 10-K is replaced and superseded by the following:

We have established preferred stock which can be designated by the Company’s Board of Directors without shareholder approval and the board has established Series A Preferred Stock, which gives the holders majority voting power over the Company.

We have authorized capital stock consisting of 70,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this Report, we have 16,385,000 shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock designated and issued and outstanding. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the board of directors of the Company (currently consisting solely of Elijah M) prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the board of directors. In May 2020, we designated 1,000 shares of Series A Preferred Stock. The Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”). For example, if there are 16,385,000 shares of the Company’s common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 17,053,776 shares, out of a total number of 33,438,776 shares voting. A total 1,000 shares of Series A Preferred Stock are currently outstanding and held by Elijah May, our sole officer and director, providing him sole voting rights over the Company.

Because the board of directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company’s shareholders, shareholders of the Company will have no control over what designations and preferences the Company’s preferred stock will have. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights (similar to the Series A Preferred Stock) and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to such offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

The risk factor entitled “Our executive officer controls a majority of our voting securities and therefore he has the ability to influence matters affecting our stockholders.” from the Form 10-K is replaced and superseded by the following:

Our sole officer and director controls a majority of our voting securities and therefore he has the ability to influence matters affecting our stockholders.

Our sole executive officer and director, Elijah May, beneficially owns approximately 59.1% of the issued and outstanding shares of our common stock and also holds all 1,000 outstanding shares of Series A Preferred Stock which have Super Majority Voting Rights. As a result, he controls approximately 79.9% of all shareholder votes. As a result, he has the ability to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove our current director, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors (currently consisting solely of Mr. May). As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because Mr. May controls the vote on all shareholder matters, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. May, may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities during the quarter ended June 30, 2021 and from the period from July 1, 2021 to the filing date of this report, which have not previously been disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 or a Current Report on Form 8-K.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

The following information was required to be disclosed in a Current Report on Form 8-K during the period covered by this Form 10-Q, but was inadvertently not timely reported by the Company. Instead of filing such information on a separate Current Report on Form 8-K, we have elected to make the following disclosures in this Quarterly Report on Form 10-Q under Items 1.01 and 2.03 of Form 8-K, as applicable:

Item 1.01 Entry into a Material Definitive Agreement.

On April 26, 2021, the Company’s wholly-owned subsidiary, Reliant Custom Homes, Inc., entered into an Extension of Real Estate Note and Lien, with First United Bank and Trust Co. (“First United” and the “Extension”), which extended the Company’s prior construction loan in the amount of $221,000, which has a balance of $0. Pursuant to that agreement, the maturity date of the construction loan was extended from April 28, 2021 and October 28, 2021. There were no other changes to the terms of the loan. Amounts borrowed under the loan bear interest at the rate of 6.25%, are secured by the land on which the Company plans to build a custom home, and are guaranteed by Reliant Pools, Inc., our wholly-owned subsidiary.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information and disclosures regarding the Extension are incorporated by reference into this Item 2.03 in their entirety.

Item 6. Exhibits

		Filed/	Incorporated by Reference
Exhibit Number	Description of Exhibit	Furnished Herewith	Form	Exhibit	Filing Date	File Number

2.1	Agreement for the Exchange of Common Stock dated May 23, 2014, by and between Reliant Holdings, Inc., Reliant Pools, Inc. and the stockholders of Reliant Pools, Inc.		S-1	2.1	10/27/2016	333-214274
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/2016	333-214274
3.2	Certificate of Designations of Reliant Holdings, Inc., Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Preferred Stock, filed with the Secretary of State of Nevada on June 15, 2021		8-K	3.1	06/17/2021	000-56012
3.3	Amended and Restated Bylaws		S-1	3.2	10/27/2016	333-214274
4.1	Description of Securities of the Registrant		10-K	4.1	3/30/2020	000-56012
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/2016	333-214274
10.2	Voting Agreement, dated as of November 3, 2017, by and among Michael Chavez and Elijah May		8-K	10.1	11/7/2017	333-214274
10.3	Form of Construction Loan Agreement dated April 28, 2020, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.7	5/19/2020	000-56012
10.4	Form of Promissory Note in the amount of $221,000, dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.8	5/19/2020	000-56012
10.5	Form of Commercial Guaranty dated April 28, 2020, by Reliant Holdings, Inc., in favor of First United Bank and Trust Co.		10-Q	10.9	5/19/2020	000-56012
10.6	Form of Commercial Guaranty dated April 28, 2020, by Reliant Pools, Inc., in favor of First United Bank and Trust Co.		10-Q	10.10	5/19/2020	000-56012
10.7	Form of Construction Deed of Trust Form dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.11	5/19/2020	000-56012
10.8	Paycheck Protection Program Promissory Note and Agreement dated May 4, 2020 by and between Wells Fargo Bank N.A. and Reliant Pools, Inc., evidencing the loan of $51,113		10Q	10.12	5/19/2020	000-56012
10.9	Lock-Up Agreement dated January 27, 2021, between Reliant Holdings, Inc. and Michael Chavez		10-K	10.9	3/31/2021	000-56012
10.10	Reliant Holdings, Inc. 2021 Equity Incentive Plan		8-K	10.2	6/17/2021	000-56012

10.11	Form of 2021 Equity Incentive Plan Option Award Grant Agreement (included with this registration statement)		S-8	4.1	8/3/2021	333-258392
10.12	Form of 2021 Equity Incentive Plan Restricted Stock Grant Agreement (included with this registration statement)		S-8	4.2	8/3/2021	333-258392
10.13*	Extension of Real Estate Note and Lien dated April 26, 2021, by and between Reliant Custom Homes, Inc. and Frist United Bank and Trust Co.	☒
14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/2016	333-214274
16.1	Letter to Securities and Exchange Commission from LBB & Associates Ltd., LLP, dated March 2, 2020		8-K	16.1	3/3/2020	000-56012
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	☒
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	☒
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	☒
101.LAB*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	☒

_______

* Filed herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT HOLDINGS, INC.

Date: August 16, 2021	By:	/s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

