Form 10-Q
period 2021-09-30
Reliant Holdings, Inc.
filed 2021-11-15
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2021

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 16,385,000 shares of common stock are issued and outstanding as of November 15, 2021.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services;
●	lack of insurance policies;
●	dependence on a small number of customers;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	client lawsuits, damages, judgments and settlements required to be paid in connection therewith and the effects thereof on our reputation;
●	continued health risks, economic slowdowns and rescissions and other negative outcomes caused by COVID-19 and governmental responses thereto;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included under “Risk Factors” below and under “Item 1A. Risk Factors” in our latest Annual Report on Form 10-K.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$280,640	$192,567
Accounts receivable	—	5,119
Federal income tax receivable	416	978
House and real estate inventory	45,471	33,948
Contract assets	21,370	69,510

Total current assets	347,897	302,122

Equipment, net of accumulated depreciation of $50,527 and $43,506 as of September 30, 2021 and December 31, 2020, respectively	31,201	38,222

Total Assets	$379,098	$340,344

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$107,429	$139,011
Contract liabilities	366,610	267,156
Current portion of note payable	7,156	6,875

Total current liabilities	481,195	413,042

Long–term note payable, net of current portion	15,012	73,308

Total Liabilities	496,207	486,350

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Preferred stock Series A, 1,000 shares authorized, $0.001 par value, 1,000 and 0 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	—
Common stock, 70,000,000 shares authorized, $0.001 par value, 16,385,000 and 14,785,000 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	16,385	14,785
Additional paid–in capital	396,564	48,832
Accumulated deficit	(530,059)	(209,623)

Total Stockholders' Deficit	(117,109)	(146,006)

Total Liabilities and Stockholders' Deficit	$379,098	$340,344

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$616,470	$555,073	$2,006,994	$1,381,051
Cost of goods sold	(523,719)	(407,229)	(1,495,084)	(974,228)
Gross margin	92,751	147,844	511,910	406,823

Operating expenses
General and administrative	149,507	164,913	883,242	802,262

Total operating expenses	(149,507)	(164,913)	(883,242)	(802,262)

Income (loss) from operations	(56,756)	(17,069)	(371,332)	(395,439)

Other income (expense)
Interest income	43	—	49	22
Interest expense	(237)	(320)	(730)	(862)
Gain on forgiveness of debt	—	—	51,577	—

Total other income (expense)	(194)	(320)	50,896	(840)

Loss before income taxes	(56,950)	(17,389)	(320,436)	(396,279)

Provision for income tax	—	—	—	—

Net loss	$(56,950)	$(17,389)	$(320,436)	$(396,279)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.03)

Weighted average common shares outstanding	16,385,000	14,585,000	16,232,059	14,585,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

For the nine months ended September 30, 2021 and 2020

(unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2020	—	$—	14,785,000	$14,785	$48,832	$(209,623)	$(146,006)

Stock–based compensation	—	—	1,600,000	1,600	335,400	—	337,000

Net loss	—	—	—	—	—	(405,692)	(405,692)

Balance March 31, 2021	—	—	16,385,000	16,385	384,232	(615,315)	(214,698)

Stock–based compensation	—	—	—	—	11,333	—	11,333

Preferred Shares issued for Compensation	1,000	1	—	—	999	—	1,000

Net loss	—	—	—	—	—	142,206	142,206
Balance June 30, 2021	1,000	1	16,385,000	16,385	396,564	(473,109)	(60,159)

Net loss	—	—	—	—	—	(56,950)	(56,950)
Balance September 30, 2021	1,000	$1	16,385,000	$16,385	$396,564	$(530,059)	$(117,109)

Balance December 31, 2019	—	$—	14,585,000	$14,585	$43,365	$96,445	$154,395

Net loss	—	—	—	—	—	(331,838)	(331,838)

Balance March 31, 2020	—	—	14,585,000	14,585	43,365	(235,393)	(177,443)

Net loss	—	—	—	—	—	(47,052)	(47,052)
Balance June 30, 2020	—	—	14,585,000	14,585	43,365	(282,445)	(224,495)

Net loss	—	—	—	—	—	(17,389)	(17,389)
Balance September 30, 2020	—	$—	14,585,000	$14,585	$43,365	$(299,834)	$(241,884)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months ended
	September 30,
	2021	2020
Operating Activities
Net loss	$(320,436)	$(396,279)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock–based compensation	349,333	—
Depreciation	7,021	11,636
Bad debt expense	3,000	—
Gain on forgiveness of debt	(51,577)	—
Changes in operating assets and liabilities:
Accounts receivable	2,119	—
Contract assets	48,140	—
House and real estate inventory	(11,523)	(16,024)
Prepaid and other current assets	562	—
Contract liabilities	99,454	178,527
Accounts payable and accrued liabilities	(31,118)	111,484

Net cash provided by (used in) operating activities	94,975	(110,656)

Investing Activities
Purchase of property and equipment	—	(11,000)

Net cash used in financing activities	—	(11,000)

Financing Activities
Proceeds from notes payable	—	51,113
Payments on note payable	(6,902)	(5,055)

Net cash provided by (used in) financing activities	(6,902)	46,058

Net change in cash	88,073	(75,598)
Cash – beginning of period	192,567	280,680
Cash – end of period	$280,640	$205,082

Supplemental Disclosures
Interest paid	$730	$783
Income taxes paid	$—	$—

Non—cash Disclosures
Purchase of equipment with note payable	$—	$35,802

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Three and Nine Months ended September 30, 2021 and 2020

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

The consolidated financial statements and related disclosures as of September 30, 2021 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2020 and 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ended December 31, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon its ability to generate revenues to sustain its current level of operations. Management believes in their ability to generate revenues to fund its current level of operation. During the nine months ended September 30, 2021, the Company had a net loss and a working capital deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management cannot be certain that such events can be achieved.

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

Backlog

On September 30, 2021, we had approximately $4,162,256 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during the fourth quarter of 2021 and during 2022.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract were material to our consolidated financial statements for the nine months ended September 30, 2021 and 2020.

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

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities, include customer deposit liabilities related to homes sold but not yet delivered to buyers, totaled $0 at September 30, 2021 and December 31, 2020, related to Home and Land revenue. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit.

Land sale revenues - We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sales are generally outright sales of specified land parcels with cash consideration due on the closing date, which is generally when performance obligations are satisfied.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income taxes and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, is not expected to be realized.

Loss Per Share

In accordance with accounting guidance now codified as ASC Topic 260, “Earnings (Loss) per Share,” basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were no dilutive shares outstanding during the nine months ended September 30, 2021 and 2020.

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

Note 2. Accounts Receivable

Accounts receivable consisted of the following:

	September 30,	December 31,
	2021	2020
Contract receivables	$3,000	$5,119
Less: Allowance for doubtful accounts	(3,000)	—
Accounts receivable, net	$—	$5,119

The Company recognized $3,000 and $0 of bad debt expense during the nine months ended September 30, 2021 and 2020, respectively.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	September 30,	December 31,
	2021	2020
Costs on uncompleted contracts	$471,030	$441,589
Estimated earnings	225,332	217,499
	696,362	659,088
Less: Progress billings	1,041,602	856,734
Contract liabilities, net	$(345,240)	$(197,646)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	September 30, 2021	December 31, 2020
Costs and estimated earnings in excess of billings on uncompleted contracts	$21,370	$69,510
Billings in excess of costs and estimated earnings on uncompleted contracts	(366,610)	(267,156)
Contract liabilities	$(345,240)	$(197,646)

Note 4. Concentration of Risk

The Company had gross revenue of $2,006,994 and $1,381,051 for the nine months ended September 30, 2021 and 2020, respectively.

The Company had one customer representing more than 10% of gross revenue, for a total of 12% of revenue for the nine months ended September 30, 2021. The Company had five customers representing more than 10% of gross revenue, and a combined 56% of revenue for the nine months ended September 30, 2020.

Note 5. Equity

On December 4, 2020, the Company entered into an investor relations agreement and issued a total of 200,000 shares of restricted common stock in exchange for a six-month service period. The stock was valued at $34,000 at the date of grant and was recognized over the service period. During the nine months ended September 30, 2021, the Company recognized $28,333 of expense related to these shares.

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

On June 15, 2021 the Company issued 1,000 shares of its newly designated shares of Series A Preferred Stock to Elijah May, the Company’s Chief Executive Officer and sole director in consideration for services rendered and to be rendered to the Company. Such shares of Series A Preferred Stock vote in aggregate fifty-one percent (51%) of the total vote on all shareholder matters, voting separately as a class. Notwithstanding such voting rights, no change in control of the Company was deemed to have occurred in connection with the issuance since Mr. May controls the vote of 59.1% of the Company’s outstanding common stock and therefore controlled the Company prior to such issuance. The holder of the Series A Preferred Stock is not entitled to receive dividends, has no liquidation preference and no conversion rights. With the unanimous consent or approval of the board members, the Company has the option at its sole discretion to redeem any and all outstanding shares of Series A Preferred Stock for $1.00 per share.

Note 6. Commitments and Contingencies

The Company leases approximately 1,000 square feet of office space in Austin, Texas. The Company extended the office space lease from October 1, 2020 through September 30, 2021 for a rental rate of $1,850 per month. Lease expense was $17,530 and $17,415 for the nine months ended September 30, 2021 and 2020, respectively.

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

During the nine months ended September 30, 2021, the Company paid Mr. Moats $45,000, pursuant to the settlement agreement, leaving $35,000 in accrued liabilities related to the above pending lawsuit with Mr. Moats.

Note 7. Note Payable

	September 30, 2021	December 31, 2020
Term note with a bank secured by car, payable in monthly installments of $660, including interest at 3.99% through February 27, 2025	$22,168	$29,070

Paycheck Protection Program	—	51,113

Total long-term debt	22,168	80,183
Less: current portion	(7,156)	(6,875)
Long-term debt net of current portion	$15,012	$73,308

On April 28, 2020, the Company secured a construction loan to be used to develop the land purchased in the third quarter of 2019. The loan is for $221,000, bears interest at the rate of 6.25% and is repayable one year after issuance. As of September 30, 2021, no proceeds have been drawn on this instrument. The loan renewed and has been extended through October 2022.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2021 and 2020.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

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

Custom Homes

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it intends to construct a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build. As of the date of this Report, the Company has cleared the lot where the home will be built and has recently received permits, however the Company has not yet drawn any proceeds on the loan or began construction. The loan renewed and has been extended through October 2022.

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

We plan to market our custom home services around the end of the fourth quarter of fiscal 2021. The Company is working to have easements released on the property and anticipates pouring the foundation within the next 30 days.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions, including Travis, County, Texas, where the Company has its operations, began issuing ‘stay-at-home’ orders, which have mostly expired to date. Notwithstanding such ‘stay-at-home’ and similar orders, the Company has actually seen an increase in demand for new pools during the pandemic. The Company believes that this is because homeowners are spending more time at home and possibly because they have more disposable income due to the unavailability of other entertainment choices and prior travel restrictions. The full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic. For example, it is possible that the current outbreak or continued spread of COVID-19, will cause a global recession, which will result in a decrease in the demand for our services, or future restrictions will prevent us from engaging new clients or completing pool builds then in progress. Additionally, the Company has had issues with sub-contractors coming down with COVID-19 which has caused construction delays and has further seen delays in permitting caused by COVID-19 issues. Furthermore, there is a risk related to permitting taking longer and risk related to labor and equipment shortages. Notwithstanding the above, the demand for pools remains high in Austin and surrounding areas.

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

The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, virus mutations, and the number of persons who are willing to get vaccinated and obtain boosters, as well as potential seasonality of new outbreaks.

Plan of Operations

We had a working capital deficit of $133,298 as of September 30, 2021. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Since the COVID-19 pandemic began we have seen a sharp increase in demand for pools, which we attribute to more people working from home, and sheltering in place. We currently have a backlog which continues into May 2022. We are unclear whether the current demand for pools will continue, if and when, individuals begin working from their offices again. Notwithstanding that, we are currently experiencing delays in obtaining required equipment to start up all the pools we have finished, as equipment is currently being rationed by sellers due to increased demand as a result of the need to replace equipment which was damaged due to the unprecedented 2021 winter storms which affected the Austin area and is expected to get back to normal in the spring, and the overall increase in new pool builds, which is also being negatively affected by manufacturing and shipping delays due to COVID-19. We are also experiencing delays as subcontractors come down with COVID-19. Overall, demand for trade workers is extremely high, which has resulted in higher prices for pools, which we attempt to pass on to customers as much as possible.

Results of Operations

For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

We had revenue of $616,470 for the three months ended September 30, 2021, compared to revenue of $555,073 for the three months ended September 30, 2020, an increase of $61,397 or 11.1% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue increased during the current period due to an increase in pool count during the comparable periods and general timing of contracts as well as the higher priced pools being completed in the current period. As discussed above, we have seen an increase in the demand for pools since March 2020, which we believe is due to more people working from home due to the COVID-19 pandemic.

We had cost of goods sold of $523,719 for the three months ended September 30, 2021, compared to cost of goods sold of $407,229 for the three months ended September 30, 2020, an increase of $116,490 or 28.6% from the prior period.

Cost of goods sold increased mainly due to an increase in decking, plaster and labor costs, due to the increased demand we are seeing for such items due to the overall increase in demand for pools in the Austin, Texas area, as well as shortages of labor and increases in labor costs (due to COVID-19 and the overall increase in demand) and both shortages in, and increases in the cost of, equipment, as discussed in greater detail above. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. In general, costs of goods sold for the three months ended September 30, 2021 were higher than for the three months ended September 30, 2020, due to an increase in the number of pools we are building. The expenses which attributed to the increase in cost of goods sold for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, included:

	For the Three	For the Three
	Months Ended	Months Ended
Cost of Goods Sold Expense	September 30, 2021	September 30, 2020	Increase / (Decrease)	Percentage Change
Cost of decking	$83,700	$37,509	$46,191	123.1%
Plaster used in the construction of pools	53,951	26,717	27,234	101.9%
Gunite used in the construction of pools	34,624	39,083	(4,459)	-11.4%
Pool equipment used to filter and circulate the water used in our pools	106,329	80,127	26,202	32.7%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	59,936	52,507	7,429	14.1%
Excavation and steel expenses	19,442	67,730	(48,289)	-71.3%
Other, including labor	165,737	103,556	62,181	60.0%
Total	$523,719	$407,229	$116,490	28.6%

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

We had a gross margin of $92,751 for the three months ended September 30, 2021, compared to a gross margin of $147,844 for the three months ended September 30, 2020, a decrease of $55,093 or 37.3% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 15% and 26.6% for the three months ended September 30, 2021 and 2020, respectively. Gross margin as a percentage of revenue decreased due to higher construction due to increased demand for materials and labor.

We had operating expenses consisting solely of general and administrative expenses of $149,507 for the three months ended September 30, 2021, compared to operating expenses consisting solely of general and administrative expenses of $164,913 for the three months ended September 30, 2020. Operating expenses decreased by $15,406 or 9.3% from the prior period mainly due to a decrease in professional fees.

We had interest income of $43 for the three months ended September 30, 2021, compared to interest income of $0 for the three months ended September 30, 2020. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $237 and $320, for the three months ended September 30, 2021 and 2020, respectively, due to interest paid in connection with the purchase of a car used by our Chief Executive Officer, as described in greater detail under “Liquidity and Capital Resources” below.

We had a net loss of $56,950 for the three months ended September 30, 2021, compared to a net loss of $17,389 for the three months ended September 30, 2020, an increase in net loss of $39,561 or 227.5%, mainly due to the $116,490 or 28.6% increase in cost of goods sold offset by the $61,397 increase in revenues, each as described above.

For the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

We had revenue of $2,006,994 for the nine months ended September 30, 2021, compared to revenue of $1,381,051 for the nine months ended September 30, 2020, an increase of $625,943 or 45.3% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue increased during the current period due to an increase in pool count during the comparable periods and general timing of contracts as well as the higher priced pools being completed in the current period. As discussed above, we have seen an increase in the demand for pools since March 2020, which we believe is due to more people working from home due to the COVID-19 pandemic. We have also seen an increase in pool costs of approximately 20% compared to last year, due to increases in the costs of materials (described in greater detail below), which increases we have passed on to our customers to the extent possible.

We had cost of goods sold of $1,495,084 for the nine months ended September 30, 2021, compared to cost of goods sold of $974,228 for the nine months ended September 30, 2020, an increase of $520,856 or 53.5% from the prior period.

Cost of goods sold increased due to increases across the board in all components of our cost of goods, but mainly due to labor and pool equipment due to the overall increase in demand for pools in the Austin, Texas area, as well as shortages of labor and increases in labor costs (due to COVID-19 and the overall increase in demand) and both shortages in, and increases in the cost of, equipment, as discussed in greater detail above. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. The expenses which attributed to the increase in cost of goods sold for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, included:

	For the Nine	For the Nine
	Months Ended	Months Ended
Cost of Goods Sold Expense	September 30, 2021	September 30, 2020	Increase / (Decrease)	Percentage Change
Cost of decking	$186,555	$127,951	$58,604	45.8%
Plaster used in the construction of pools	104,709	78,388	26,321	33.6%
Gunite used in the construction of pools	165,573	106,903	58,670	54.9%
Pool equipment used to filter and circulate the water used in our pools	251,803	151,000	100,803	66.8%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	174,379	130,436	43,943	33.7%
Excavation and steel expenses	184,039	145,027	39,012	26.9%
Other, including labor	428,026	234,523	193,503	82.5%
Total	$1,495,084	$974,228	$520,856	53.5%

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

We had a gross margin of $511,910 for the nine months ended September 30, 2021, compared to a gross margin of $406,823 for the nine months ended September 30, 2020, an increase of $105,087 or 25.8% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 25.5% and 29.5% for the nine months ended September 30, 2021 and 2020, respectively.

We had operating expenses consisting solely of general and administrative expenses of $883,242 for the nine months ended September 30, 2021, compared to operating expenses consisting solely of general and administrative expenses of $802,262 for the nine months ended September 30, 2020. Operating expenses increased by $80,980 or 10.1% from the prior period mainly due to an increase in stock-based compensation, payroll expense and professional fees offset with a decrease in lawsuit settlement expense. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $49 for the nine months ended September 30, 2021, compared to interest income of $22 for the nine months ended September 30, 2020. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $730 and $862, for the nine months ended September 30, 2021 and 2020, respectively, due to interest paid in connection with the purchase of a car used by our Chief Executive Officer, as described in greater detail under “Liquidity and Capital Resources” below.

We had a gain on forgiveness of debt of $51,577 for the nine months ended September 30, 2021, compared to no gain or loss on the forgiveness of debt for the nine months ended September 30, 2020. The gain on forgiveness of debt for the nine months ended September 30, 2021, was in connection with the forgiveness of the PPP Note as discussed below under “Liquidity and Capital Resources”.

We had net loss of $320,436 for the nine months ended September 30, 2021, compared to a net loss of $396,279 for the nine months ended September 30, 2020, an increase in net loss of $75,843 or 19.1% mainly due to the increase in cost of goods sold and increase in general and administrative expenses, offset by the increase in revenues and the non-cash gain on forgiveness of debt, each as described above.

Liquidity and Capital Resources

We had total assets of $379,098 as of September 30, 2021, consisting of total current assets of $347,897, which included cash of $280,640, house and real estate inventory of $45,471, federal income tax receivable of $416, contract assets of $21,370, and equipment, net of accumulated depreciation, of $31,201. Federal income tax receivable relates to a payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the years ended December 31, 2016, 2017, 2018, 2019 or 2020, due to the utilization of a net loss carryforward and application of prepaid taxes. Included in house and real estate inventory as of September 30, 2021 is the value of the land which the Company acquired in the third quarter of 2019, which it plans to build a custom home on. Equipment relates to the vehicle discussed below. Contract assets include estimated earnings in excess of billings on uncompleted contracts. The Company is working to have easements released on the property and anticipates pouring the foundation within the next 30 days.

We had total liabilities of $496,207 as of September 30, 2021, which included current liabilities of $481,195, including accounts payable and accrued liabilities of $107,429 (which included accrued lawsuit settlements of $35,000), contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $366,610, and current portion of note payable of $7,156, and long-term liabilities consisting of a long-term note payable, net of current portion of $15,012 relating to a vehicle (discussed below). The $35,000 of accrued lawsuit settlements represents amounts accrued in connection with the lawsuits described in greater detail under “Note 6. Commitments and Contingencies” in the Notes to Consolidated Financial Statements included above. Long term note payable, net of current portion, decreased by $58,296 from December 31, 2020, mainly due to the forgiveness of the PPP Note, as discussed below.

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

On April 28, 2020, the Company secured a construction loan from First United Bank and Trust Company to be used to develop the land purchased in the third quarter of 2019. The loan is in the amount of $221,000, bears interest at the rate of 6.25% per annum and is repayable on April 28, 2021. As of September 30, 2021, and through the date of this filing, no amount had been advanced on the loan. The loan renewed and has been extended through October 2022.

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

We had a working capital deficit of $133,298 as of September 30, 2021, compared to a working capital deficit of $110,920 as of December 31, 2020.

We had $94,975 of net cash provided by operating activities for the nine months ended September 30, 2021, which was mainly due to an increase of $99,454 in contract liabilities and $349,333 of stock-based compensation, offset by $320,436 of net loss and $51,577 of gain on forgiveness of debt in connection with the forgiveness of the PPP Note. We had $110,656 of net cash used in operating activities for the nine months ended September 30, 2020, due mainly to net loss of $396,279, offset by $111,484 of increase in accounts payable and accrued expenses and $178,527 in contract liabilities. Stock based compensation includes the issuance, on January 27, 2021, of 700,000 shares of restricted common stock to Elijah May, its sole officer and director, 200,000 shares of restricted common stock to Joel Hefner, the Vice President of Reliant Pools, a non-executive officer position, and 700,000 shares of restricted common stock to Michael Chavez, a consultant to the Company, each in consideration for services rendered. The shares were valued at $0.20 per share, the closing price of the Company’s stock on January 27, 2021. Also, on December 4, 2020, the Company entered into an investor relations agreement and issued a total of 200,000 shares of restricted common stock in exchange for a six-month service period. The stock was valued at $34,000 at the date of grant and was recognized over the service period. The Company also issued Mr. May in June 2021, 1,000 shares of Series A Preferred Stock, in consideration for services rendered (which shares, voting as a class, but together with all other voting shares of the Company, vote 51% of the total shareholder vote on all shareholder matters), which were valued at $1,000. During the nine months ended September 30, 2021, the Company recognized $1,000 of stock-based expense related to these shares.

We had $11,000 of net cash used in investing activities for the nine months ended September 30, 2020, which was solely due to the down payment on the vehicle purchase described above.

We had $6,902 of net cash used in financing activities for the nine months ended September 30, 2021, which was due to payments on our vehicle loan. We had $46,058 of cash provided by financing activities for the nine months ended September 30, 2020, which was due to the PPP Note proceeds, less payments on our vehicle loan.

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

Management, consisting of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of September 30, 2021, based on the evaluation of these disclosure controls and procedures, our CEO and CFO has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, and “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Specifically, Travis County and Austin, Texas, where the Company operates, issued “stay-at-home” and social distancing orders beginning in mid-April 2020, which have expired to date.

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

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to constructing a pool and/or purchasing a home; cause civil unrest; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; impair our ability to sell and build pools in a typical manner or at all, generate revenues and cash flows, and/or access to lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts. The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, the unknown real-world efficacy of vaccines and boosters and the public’s willingness to obtain such vaccines and boosters, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our initial or any revised objectives for the remainder of 2021 and beyond.

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

We had a working capital deficit of $133,298 as of September 30, 2021. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. In the event we require additional funding in the future, the most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

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

As of September 30, 2021, we had approximately $4,162,256 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our current backlog as revenue during the fourth quarter of 2021 and into 2022. However, some of our contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, including, but not limited to COVID-19, economic uncertainty associated therewith, and related delays could significantly reduce the revenue that we actually receive from contracts in our backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in our backlog for extended periods of time.

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

The Company had one customer representing more than 10% of gross revenue, for a total of 12% of revenue for the nine months ended September 30, 2021. The Company had five customers representing more than 10% of gross revenue, and a combined 56% of revenue for the nine months ended September 30, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities during the quarter ended September 30, 2021 and from the period from July 1, 2021 to the filing date of this report, which have not previously been disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 or a Current Report on Form 8-K.

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

Item 1.01 Entry into a Material Definitive Agreement.

On or around November 1, 2021, the Company’s wholly-owned subsidiary, Reliant Custom Homes, Inc., entered into an Extension of Real Estate Note and Lien, with First United Bank and Trust Co. (“First United” and the “Extension”), which extended the Company’s prior construction loan in the amount of $221,000, which has a balance of $0. Pursuant to that agreement, the maturity date of the construction loan was extended until October 2022. There were no other changes to the terms of the loan. Amounts borrowed under the loan bear interest at the rate of 6.25%, are secured by the land on which the Company plans to build a custom home, and are guaranteed by Reliant Pools, Inc., our wholly-owned subsidiary.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information and disclosures regarding the Extension are incorporated by reference into this Item 2.03 in their entirety.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date	File Number
2.1	Agreement for the Exchange of Common Stock dated May 23, 2014, by and between Reliant Holdings, Inc., Reliant Pools, Inc. and the stockholders of Reliant Pools, Inc.		S-1	2.1	10/27/2016	333-214274
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/2016	333-214274
3.2	Certificate of Designations of Reliant Holdings, Inc., Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Preferred Stock, filed with the Secretary of State of Nevada on June 15, 2021		8-K	3.1	06/17/2021	000-56012
3.3	Amended and Restated Bylaws		S-1	3.2	10/27/2016	333-214274
4.1	Description of Securities of the Registrant		10-K	4.1	3/30/2020	000-56012
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/2016	333-214274
10.2	Voting Agreement, dated as of November 3, 2017, by and among Michael Chavez and Elijah May		8-K	10.1	11/7/2017	333-214274
10.3	Form of Construction Loan Agreement dated April 28, 2020, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.7	5/19/2020	000-56012
10.4	Form of Promissory Note in the amount of $221,000, dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.8	5/19/2020	000-56012
10.5	Form of Commercial Guaranty dated April 28, 2020, by Reliant Holdings, Inc., in favor of First United Bank and Trust Co.		10-Q	10.9	5/19/2020	000-56012
10.6	Form of Commercial Guaranty dated April 28, 2020, by Reliant Pools, Inc., in favor of First United Bank and Trust Co.		10-Q	10.10	5/19/2020	000-56012
10.7	Form of Construction Deed of Trust Form dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.11	5/19/2020	000-56012
10.8	Paycheck Protection Program Promissory Note and Agreement dated May 4, 2020 by and between Wells Fargo Bank N.A. and Reliant Pools, Inc., evidencing the loan of $51,113		10-Q	10.12	5/19/2020	000-56012
10.9	Lock-Up Agreement dated January 27, 2021, between Reliant Holdings, Inc. and Michael Chavez		10-K	10.9	3/31/2021	000-56012
10.10	Reliant Holdings, Inc. 2021 Equity Incentive Plan		8-K	10.2	6/17/2021	000-56012
10.11	Form of 2021 Equity Incentive Plan Option Award Grant Agreement (included with this registration statement)		S-8	4.1	8/3/2021	333-258392
10.12	Form of 2021 Equity Incentive Plan Restricted Stock Grant Agreement (included with this registration statement)		S-8	4.2	8/3/2021	333-258392
10.13	Extension of Real Estate Note and Lien dated April 26, 2021, by and between Reliant Custom Homes, Inc. and Frist United Bank and Trust Co.		10-Q	10.13	8/16/2021	000-56012
14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/2016	333-214274
16.1	Letter to Securities and Exchange Commission from LBB & Associates Ltd., LLP, dated March 2, 2020		8-K	16.1	3/3/2020	000-56012
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	☒
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	☒
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	☒
101.LAB*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	☒

* Filed herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT HOLDINGS, INC.

Date: November 15, 2021	By:	/s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

