Form 10-K
period 2021-12-31
Reliant Holdings, Inc.
filed 2022-04-13
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to______________

Commission File Number: 000-56012

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $780,797.

As of April 12, 2022, there were 16,385,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services;
●	lack of insurance policies;
●	dependence on a small number of customers;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	client lawsuits, damages, judgments and settlements required to be paid in connection therewith and the effects thereof on our reputation;
●	health risks, economic slowdowns and rescissions and other negative outcomes caused by COVID-19 and governmental responses thereto;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included under “Risk Factors“ below.

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

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it intends to construct a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build, but has not yet drawn any proceeds on the loan, or began construction. The loan renewed and has been extended through April 28, 2022. To date, the Company’s subcontractors have prepared the forms for the foundation and completed rough plumbing, and the Company plans to pour the foundation for the home in the next few weeks. The Company currently estimates completing construction on the home sometime in the third or fourth quarters of fiscal 2022.

                In September 2021, we formed Reliant Solar Energy, Inc., a wholly-owned Texas subsidiary (“Reliant Solar”) to focus on renewable energy in solar panels and other sustainable energy sources. Through Reliant Solar, we plan to offer homeowners an array of renewable energy options. We expect significant growth in the renewable energy marketplace, with clean energy sources becoming increasingly important among homeowners looking to rely less on consumption of non-renewable energy sources. Reliant Solar’s operations are preliminary at this time and we are currently only in the process of exploring entering the solar panel installation market, either through the engagement of a qualified subcontractor, or the acquisition of an operating company, funding permitting; however, we have not undertaken significant operations towards this line of business or generated any revenues to date.

Organizational Structure

The following chart reflects our current organization structure, including our wholly-owned subsidiaries.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions, including Travis, County, Texas, where the Company has its operations, began issuing ‘stay-at-home’ orders, which have expired to date. Notwithstanding such ‘stay-at-home’ and similar orders, the Company has seen an overall increase in demand for new pools during the pandemic. The Company believes that this is because homeowners are spending more time at home and possibly because they have more disposable income due to the unavailability of other entertainment choices and prior travel restrictions. The full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic. For example, it is possible that the current outbreak or continued spread of COVID-19, will cause a global recession, which will result in a decrease in the demand for our services, or future restrictions will prevent us from engaging new clients or completing pool builds then in progress. Additionally, the Company has previously had issues with sub-contractors coming down with COVID-19 which caused construction delays, and permitting delays, which have since become less of an issue due to increases in vaccinations and reductions in the spread of the virus. Furthermore, there is a risk related to permitting taking longer and risk related to labor and equipment shortages. Notwithstanding the above, the demand for pools remains high in Austin and surrounding areas, although demand has most recently shown signs of slowing somewhat over the past month.

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

Our Pool Construction Operations

We estimate that it takes 4-6 months to complete each pool we construct (not including days lost to rain or other inclement weather). Our standard arrangement with customers provides for a one-year limited warranty for our work, and subject to certain exceptions, warrants that the pool structure will remain structurally sound (i.e., will remain capable of retaining water), during the period that the pool is owned by the original customer.

The average cost of our pools has increased to $165,865 for fiscal 2021, up from $154,006 from the previous year.

Custom Homes

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it intends to construct a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build. The loan renewed and has been extended through April 28, 2022. To date, the Company’s subcontractors have prepared the forms for the foundation and completed rough plumbing, and the Company plans to pour the foundation for the home in the next few weeks. The Company currently estimates completing construction on the home sometime in the third or fourth quarters of fiscal 2022.

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

We plan to market our custom home services during fiscal 2022.

Reliant Solar

In September 2021, we formed Reliant Solar to focus on renewable energy in solar panels and other sustainable energy sources. Through Reliant Solar, we plan to offer homeowners an array of renewable energy options. We expect significant growth in the renewable energy marketplace, with clean energy sources becoming increasingly important among homeowners looking to rely less on consumption of non-renewable energy sources. Reliant Solar’s operations are preliminary at this time and we are currently only in the process of exploring entering the solar panel installation market, either through the engagement of a qualified subcontractor, or the acquisition of an operating company, funding permitting; however, we have not undertaken significant operations towards this line of business or generated any revenues to date.

Dependence on a Limited Number of Customers

We had revenue of $2,796,138 for the year ended December 31, 2021, compared to revenue of $2,131,388 for the year ended December 31, 2020, respectively. There were no customers representing more than 10% of gross revenue for the years ended December 31, 2021 and 2020, respectively. The Company had three customers representing more than 10% of gross revenue, and a combined 34% of revenue for the year ended December 31, 2019.

Other than through occasional referrals from such entities, we do not have any agreements or relationships in place with home builders.

We do not have any current customers in the custom home or solar divisions of the Company.

Our Industries

We believe that the swimming pool industry is relatively young, with room for continued growth. According to a February 2021 report by Allied Market Research, Aqua Magazine, the swimming pool construction market size was valued at approximately $6.8 billion in 2019, and is expected to reach approximately $7.4 billion by 2027, registering a compound annual growth rate of 3.8% from 2020 to 2027. We also believe that significant growth opportunities exist with pool remodel activities due to the aging of the installed base of swimming pools, technological advancements and the development of energy-efficient products.

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

According to research by the National Association of Home Builders (NAHB) in 2019, 18.5% of total new single-family homes constructed in the West-South-Central portion of the United States, which includes Texas, were custom homes. The NAHB has also reported that pricing for custom homes has increased significantly in recent years. The average contract price of a custom home in 2019 was $485,128, compared with $384,900 in 2018.

The Company believes that there is a market for custom homes in the Texas Hill Country, where it has purchased real estate and where it is in the process of constructing a custom home.

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

Advertising and Marketing

We estimate that currently 35% of our pool construction customers come from word of mouth referrals from prior clients (for which we do not pay any referral fees or other compensation) and that 60% of our current clients locate us through Google adwords searches (for which we pay fees based on the click through rate of potential customers and our placement in rankings of key google word search terms which we update from time-to-time), with 5% of our customers finding us through Yelp and Houzz (which we pay nominal fees for advertising on a month-to-month basis in connection with), provided that historically the majority of our customers to date have come from word of mouth referrals. Total advertising and marketing expenses for the year ended December 31, 2021 was $29,304 and for the year ended December 31, 2020 was $52,788.

We have not undertaken any advertising or marketing for our custom home operations to date or any solar installation operations, which are preliminary.

Intellectual Property

Although we believe that our name and brand are protected by applicable state common law trademark laws, we do not currently have any patents, concessions, licenses, royalty agreements, or franchises.

Employees and Human Capital Resources

We currently have four employees which we employ on a full-time basis. Our compensation programs are designed to align the compensation of our employees with performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The Company places a high value on diversity and inclusion. Future success will depend partially on our ability to attract, retain and motivate qualified personnel. No employees are covered by collective bargaining agreements. We believe we have satisfactory relations with our employees.

We utilize independent subcontractors to install pools and plan to utilize independent subcontractors to construct our planned custom home. Our personnel act as field supervisors to oversee all aspects of the installation process and as schedulers to coordinate the activities of the subcontractors and communicate with the customer.

Government Regulations

Our assets, operations and pool and spa construction activities and home construction activities, are subject to regulation by federal, state and local authorities, including regulation by various authorities under federal, state and local environmental laws. Regulation affects almost every aspect of our business, including requiring conformity with local and regional plans, and public building approvals, together with a number of other safety and health regulations relating to pool and spa construction and home construction. Additionally, each municipality (including Austin, Texas which is the only city we currently operate in) has its own planning and zoning requirements. Permits and approvals mandated by regulation for construction of pools and spas, and home construction, are often numerous, significantly time-consuming and onerous to obtain, and not guaranteed. The permit processes are administered by numerous Federal, state, regional and local boards and agencies with independent jurisdictions. Permits, when received, are subject to appeal or collateral attack and are of limited duration. Such permits, once expired, may or may not be renewed and development for which the permit is required may not be completed if such renewal is not granted. Although we believe that our operations are in full compliance in all material respects with applicable Federal, state and local requirements, our growth and ability to construct future pools and spas, and home construction, in Austin, Texas and other jurisdictions, may be limited and more costly as a result of legislative, regulatory or municipal requirements. Furthermore, changes in such regulations and requirements may affect our capacity to conduct our business effectively and/or to operate profitably.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov (our filings can be found at https://www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=0001682265). Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is https://www.reliantholdings.net. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below as well as the other information in this filing before deciding to invest in our company. Any of the risk factors described below could significantly and adversely affect our business, prospects, financial condition and results of operations. Additional risks and uncertainties not currently known or that are currently considered to be immaterial may also materially and adversely affect our business, prospects, financial condition and results of operations. As a result, the trading price or value of our common stock could be materially adversely affected and you may lose all or part of your investment.

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with:

●	the need for additional funding, our ability to raise such funding, and the ultimate terms thereof;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships and obtain the supply of products, equipment and materials;
●	our ability to obtain and retain customers, via referrals or otherwise;
●	defects in products, pools, and homes;
●	terrorist attacks, adverse weather, natural disasters;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services, custom homes and solar panel installations;
●	the outcome of lawsuits and judgments or settlements associated therewith;
●	the ability to realize our backlog;
●	our ability to compete in the home building space, interest rates on new homes, construction costs, availability of materials and contractors, regulatory issues and permits;
●	lack of insurance policies;
●	dependence on a small number of customers and customers in one geographic area;
●	changes in laws and regulations;
●	The lack of a significant market for our common stock, and the volatile nature thereof;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	our blank check preferred stock and ability to issue significant shares of common stock;
●	our status as an emerging growth company, and the rules associated therewith;
●	costs and expenses associated with being a public company;
●	negative perceptions associated with certain regulatory issues affecting our significant shareholder and former officer/director;
●	client lawsuits, damages, judgments and settlements required to be paid in connection therewith and the effects thereof on our reputation;
●	health risks, economic slowdowns and rescissions and other negative outcomes caused by COVID-19 and governmental responses thereto;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included below.

Risks Related to Our Business Operations:

We may require additional financing, and we may not be able to raise funds on favorable terms or at all.

We had a working capital deficit of $262,518 as of December 31, 2021. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. In the event we require additional funding in the future, the most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

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

To date, we have not experienced any material negative effects from, or declines in business relating to, COVID-19 and/or Travis County, Texas’s response to the coronavirus, which has included “stay-at-home” and social distancing orders. However, we are currently experiencing delays in obtaining required equipment to start up all the pools we have finished, as equipment is currently being rationed by sellers due to increased demand as a result of the need to replace equipment which was damaged due to the unprecedented 2021 winter storms which affected the Austin area, and the overall increase in new pool builds, which is also being negatively affected by manufacturing and shipping delays due to COVID-19. We are also experiencing delays in obtaining certain equipment. Overall, demand for trade workers is extremely high, which has resulted in higher prices for pools, which we attempt to pass on to customers as much as possible. Furthermore, there is a risk related to permitting taking longer and risk related to labor and equipment shortages. Notwithstanding the above, the demand for pools remains high in Austin and surrounding areas, although demand has most recently shown signs of slowing somewhat over the past month. However, we are uncertain of the potential full magnitude or duration of the business and economic impacts from COVID-19, which include, among other things, significant volatility in financial markets and a potential for global recessions.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to constructing a pool and/or purchasing a home; cause civil unrest; or precipitate a prolonged economic downturn, increase inflation, and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; impair our ability to sell and build pools in a typical manner or at all, generate revenues and cash flows, and/or access to lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts.

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

We may need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

We had a working capital deficit of $262,518 as of December 31, 2021. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. In the event we require additional funding in the future, the most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues. Furthermore, in order to pay amounts owed in connection with proposed settlements, we may be forced to liquidate assets and/or abandon certain of our business plans. If we are unable to pay such amounts, we may be forced to cease operations and/or seek bankruptcy protection.

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

Additionally, on April 28, 2020, the Company (through Reliant Custom Homes) secured a construction loan from First United Bank and Trust Co. to be used to develop the land purchased in the third quarter of 2019, which loan provides for funding to be advanced from time to time pursuant to the requirements of the loan for the construction of a custom home. The loan is in the amount of $221,000 and bears interest at the rate of 6.25% per annum (18% upon the occurrence of an event of default). The loan is guaranteed by Reliant Pools and the Company and the land is pledged as collateral for security of the payment of the construction loan pursuant to a deed of trust. The loan, which was initially payable one year from issuance, has since been extended to October 28, 2021, and subsequently to April 28, 2022. The loan agreement contains covenants and restrictions on us and our construction of the property and standard and customary events of default. The loan may be prepaid at any time without penalty. As of December 31, 2021, and through the date of this filing, no amount had been advanced under this loan.

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

There is no significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. We had gross revenue of $2,796,138 and $2,131,388 for the years ended December 31, 2021 and 2020, respectively. We had a net loss of $435,197 for the year ended December 31, 2021, compared to a net loss of $306,068 for the year ended December 31, 2020. We may not generate profitable operations in the future to ensure our continuation.

We may be negatively impacted by increased inflation.

We and the pool construction industry in general may be adversely affected during periods of high inflation, primarily because of higher construction costs, as we experienced during the end of 2021 and into 2022. In addition, higher mortgage loan interest rates can affect the affordability of mortgage financing to prospective homebuyers, and we rely on new homebuyers for a portion of our pool construction business. While we attempt to pass on increases in our costs through increased sales prices, market forces may limit our ability to do so. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage loan interest rates increase significantly, our revenues, pool construction gross profit margin and revenues could be adversely affected.

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

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

●	changes in aggregate capital spending, cyclicality and other economic conditions;

●	the timing of large customer projects, to which we may have limited visibility and cannot control;

●	our ability to effectively manage our working capital;

●	our ability to generate increased demand in our targeted markets, particularly those in which we have limited experience;

●	global epidemics and pandemics and the U.S.’s responses thereto;

●	our ability to satisfy consumer demands in a timely and cost-effective manner;

●	pricing and availability of labor and materials;

●	increases in inflation;

●	declines in local, U.S. and global economic activities, including potential rescissions;

●	our inability to adjust certain fixed costs and expenses for changes in demand and the timing and significance of expenditures that may be incurred to facilitate our growth;

●	seasonal fluctuations in demand and our revenue; and

●	disruption in the supply of materials.

Our executive officer controls a majority of our voting securities and therefore he has the ability to influence matters affecting our stockholders.

Our sole executive officer and director, Elijah May, beneficially owns approximately 59.1% of the issued and outstanding shares of our common stock and also holds all 1,000 outstanding shares of Series A Preferred Stock which have super majority voting rights, as described in greater detail under “We have established preferred stock which can be designated by the Company’s Board of Directors without shareholder approval and the board has established Series A Preferred Stock, which gives the holder thereof majority voting power over the Company”, below. As a result, he controls approximately 79.9% of the shareholder vote. As a result, he has the ability to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove our current director, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors (currently consisting solely of Mr. May). As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because Mr. May controls the vote on all shareholder matters, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. May, may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

Our officer and director lacks experience in and with publicly-traded companies.

While we rely heavily on Elijah May (President, Chief Operating Officer and sole director; principal executive officer and principal accounting/financial officer), Mr. May has no experience serving as an officer or director of a publicly-traded company, or experience with the reporting requirements which public companies are subject to, other than in his role as an officer and director of the Company. Additionally, Mr. May had little to no significant experience with the financial accounting and preparation requirements of financial statements which are required to file on a quarterly and annual basis under the Exchange Act prior to his service with the Company. We plan to rely on our outside accountants and bookkeepers to help us create a system of accounting controls and procedures to maintain the Company’s accounting records, until such time, if ever, as we generate the revenues required to engage a separate Chief Accounting Officer, with accounting experience with publicly reporting companies. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to our executive’s ultimate lack of experience with publicly-traded companies in general and especially in connection with his lack of experience with the financial accounting and preparation requirements of the Exchange Act.

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

We believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new pools. If there are prolonged unfavorable economic conditions and downturns in the housing market, or increases in interest rates and mortgage rates, which have each recently increased significantly, it may result in significant tightening of credit markets, which limit the ability of consumers to access financing for new swimming pools and homes, which could negatively impact our sales.

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

Weather is one of the principal external factors affecting our business. For example, unseasonably late warming trends in the spring or early cooling trends in the fall can shorten the length of the pool season. Also, unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance. These weather conditions adversely affect our sales. While warmer weather conditions favorably impact our sales, global warming trends and other significant climate changes can create more variability in the short term or lead to other unfavorable weather conditions that could adversely impact our sales or operations. Drought conditions or water management initiatives may lead to municipal ordinances related to water use restrictions, which could result in decreased pool installations and negatively impact our sales. Unexpected low temperature patterns that are not normal to Texas, such as occurred during last year’s winter freeze, can result in delayed pool construction projects, due to lack of availability of equipment, contractors or other reasons.

Our business is highly seasonal. Our results of operation fluctuate as a result of weather conditions and may be adversely affected by weather conditions and natural disasters.

Although we hope to eventually reduce the seasonality of our sales over time by expanding our presence through acquisitions and expansion in other areas in the State of Texas (e.g., Houston, San Antonio, and Dallas/Fort Worth), at present our business remains highly seasonal and localized, and subject to the weather in the greater Austin, Texas area. Historically, more than 50% of our net sales have been generated in the second and third quarters of the year. These quarters represent the peak months of both swimming pool use, installation, remodeling, repair and maintenance. Moreover, we typically incur net losses during the first quarter of the year. Unseasonably cold weather or extraordinary amounts of rainfall during the peak sales season can significantly reduce pool purchases and disrupt installation schedules, thereby adversely affecting sales and operating revenues. Our business is significantly affected by weather patterns. For example, unseasonably late warming trends can decrease the length of the pool season, and unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season may decrease swimming pool use, resulting in lower maintenance needs and decreased sales.

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

We rely on manufacturers and other suppliers to provide us with the products we sell and distribute. As we increase the number of products we distribute, our exposure to potential liability claims may increase. The risk of claims may also be greater with respect to products manufactured by third-party suppliers outside the United States, particularly in China. Uncertainties with respect to foreign legal systems may adversely affect us in resolving claims arising from our foreign sourced products. Even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and our company. Additionally, delays in receiving products manufactured in China or other countries as a result of COVID-19 shipping or production delays or backups, or as a result of future weather events, similar to the unprecedented February 2021 freeze in Texas, which resulted in pool equipment, filters and heaters, being compromised, and which in turn has created a significant delay in parts and equipment availability, may adversely affect, or delay, our ability to complete projects, which may in turn delay or decrease revenues.

A significant amount of our revenues has historically been due to only a small number of customers, and if we were to lose any material customer, our results of operations could be adversely affected.

There were no customers representing more than 10% of gross revenue for the year ended December 31, 2021 or the year ending December 31, 2020; however, the Company had three customers representing more than 10% of gross revenue, and a combined 34% of revenue for the year ended December 31, 2019.

As a result, in the past, the majority of our revenues have been due to only a small number of customers, and we may have only a small number of customers in future years. As a result, in the event our customers do not pay us amounts owed, terminate work in progress or we are unable to find new customers moving forward, it could have a materially adverse effect on our results of operations and could force us to curtail or abandon our current business operations.

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

Due to the nature of our business operations, we may become party to various other lawsuits and claims which arise in the ordinary course of our business in the future. These may include, but are not limited to, claims for personal injuries, product liability and personal property damage caused by our actions or actions that we fail to take, the actions or inactions of subcontractors we hire from time to time, products we install, our construction activities, or the actions of third parties which take place at our job sites. Although specific allegations may differ, we believe the majority of the lawsuits and claims we may face in the future will likely involve claims that we failed to construct pools and spas or our custom home in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or will relate to personal injuries. We may also file lawsuits in certain cases pursuant to which we may seek contribution from our subcontractors and third parties for any damages and costs. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. Any resources that we, our management or employees are forced to expend defending or prosecuting lawsuits, including, but not limited to legal fees and expenses, time spent away from our business activities and customers, and damages and other liabilities we are forced to pay in any lawsuits, could have a material adverse effect on our results of operations, could force us to curtail our business operations or if material enough, could force us to seek bankruptcy protection in the future, which could cause the value of any investment in the Company to decline to zero.

Prior lawsuits, settlements and judgments and/or a failure to meet customer specifications or expectations could result in lost revenues, increased expenses, negative publicity, claims for damages and harm to our reputation.

Two of our former customers previously filed lawsuits against us claiming breach of contract and alleged defects in the pools we built. In September and November 2020, we entered into separate agreements with each of the former customers to settle the lawsuits in consideration for an aggregate of $420,000, which amounts have been paid to date. Such claims by former customers, settlements or judgments and/or settlements in such litigation and/or a failure or inability by us to meet a future client’s expectations could damage our reputation and adversely affect our ability to attract new business and result in delayed or lost revenue. In the event the pools, future custom homes or solar installations, we complete are not up to the expectations and standards of our clients, we face negative publicity and our reputation could be hurt. Furthermore, we may be sued or unable to collect accounts receivable if a future client is not satisfied with our services.

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

A significant percentage of our customers finance their pool and spa installations. Increases in interest rates have in the past and may in the future lower demand for our services because borrowing costs to potential customers seeking to add pools or spas would increase. Even if potential customers do not need financing, changes in interest rates could make it harder for them to sell their existing homes to potential buyers who need financing and could therefore make them less willing to increase the value of their homes through the construction of pools and spas. Interest rates have recently increased, and the Federal Reserve has indicated plans to increase interest rates even more throughout 2022 in an effort to combat increased inflation. Increases in interest rates could prevent or limit our ability to attract new customers and decrease demand for our services, which could have a material adverse effect on our results of operations.

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

As of December 31, 2021, we had approximately $4,024,103 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2022. However, some of our contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, including, but not limited to COVID-19, economic uncertainty, recessions, increases in interest rates or inflation and delays could significantly reduce the revenue that we actually receive from contracts in our backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in our backlog for extended periods of time.

Given these factors, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Inability to realize revenue from our backlog could have an adverse effect on our business.

The current economic climate has led to shortages of labor and increases in labor costs and both shortages in, and increases in the cost of, equipment.

Our cost of goods sold was $2,158,969 for the year ended December 31, 2021, compared to cost of goods sold of $1,475,833 for the year ended December 31, 2020, an increase of $683,136 or 46.3% from the prior period. Cost of goods sold increased mainly due to an increase in decking, plaster and labor costs, due to the increased demand we are seeing for such items due to the overall increase in demand for pools in the Austin, Texas area, as well as shortages of labor and increases in labor costs (due to COVID-19 and the overall increase in demand) and both shortages in, and increases in the cost of, equipment, due to among other things, shipping delays and increases in demand. These trends may continue or accelerate in the future, which could have a material adverse effect on our business.

Risks Relating to Our Planned Custom Homebuilder Operations:

A downturn in the homebuilding market could adversely affect our planned operations as a custom home builder.

In the third quarter of 2019, we acquired land on which we are in the process of building a custom home, which we then plan to sell. Demand for new and custom homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. Reduced demand for new homes could have a negative effect on us and our ability to sell the planned custom home.

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

Increasing mortgage interest rates could decrease a buyer’s ability or desire to purchase our planned custom home.

In general, housing demand is adversely affected by increases in interest rates and a lack of availability of mortgage financing. We anticipate any buyer of our planned custom home to finance their home purchase through a third-party lender providing mortgage financing. If mortgage interest rates continue to increase, as they have most recently, and, consequently, the ability of a prospective buyer to finance home purchases is adversely affected, our ability to sell our planned custom home may be adversely affected and the impact may be material.

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

Our custom homebuilding operations are anticipated to be conducted in areas that are subject to natural disasters, including hurricanes, earthquakes, snowstorms, droughts, floods, wildfires and severe weather. The occurrence of natural disasters or severe weather conditions may delay the construction of our planned custom home, increase costs by damaging inventories and lead to shortages of labor and materials in areas affected by the disasters, and can negatively impact the demand for new homes in affected areas. Any natural disasters or similar events effecting our planned homebuilding operations may have a material adverse effect on our results of operations.

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

We will be subject to home warranty and construction defect claims arising in the ordinary course of business, which may lead to additional reserves or expenses.

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

In the future, when we cease to meet the criteria to be considered an “emerging growth company” and if we cease to meet the criteria to be considered a “smaller reporting company,” we will also become subject to Section 404(b) of the Sarbanes-Oxley Act, which requires an auditor attestation of the effectiveness of our internal controls over financial reporting. This additional requirement will increase our financial, accounting and administrative costs, and other related expenses, which may be significant to our financial results. In addition, due to our limited internal resources, further compliance efforts put additional strain on our resources. Despite our efforts, if our auditors are unable to attest to the effectiveness of our internal controls, we may be subject to regulatory scrutiny and higher risk of stockholder litigation, which could harm our reputation, lower our stock price or cause us to incur additional expenses.

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

There is currently a limited public market for our common stock, which is volatile, sporadic and an illiquid market.

Although our common stock was approved for quotation on the OTC Pink Market maintained by OTC Markets in January 2020 and trading of our common stock has since moved to the OTCQB Market maintained by OTC Markets, to date only a limited number of shares of our common stock have traded and a significant market may not develop in the future. If for any reason a more robust public trading market does not develop, stockholders may have difficulty selling their shares of common stock should they desire to do so.

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

We also currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors, including those discussed above. Our stock price may also be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, global epidemics or pandemics, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

Our common stock is considered a “penny stock” under SEC rules and it may be more difficult to resell securities classified as “penny stock.”

Our common stock is a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we maintain a per-share price above $5.00 (or obtain a listing on a national securities exchange), our common stock will continue to be a “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●

If a “penny stock” is sold to the investor in violation of the requirements listed above, or other Federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due to, among other reasons, the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

Sales of our common stock could reduce the price of our stock.

As of the date of this Report, we have 6,709,400 shares of our common stock held by non-affiliates and 9,675,600 shares held by affiliates which Rule 144 of the Securities Act defines as “restricted securities.” All of the restricted shares outstanding are available for sale under Rule 144, although shares held by affiliates are subject to restrictions relating to the amount that may be sold in any 90 day period and manner in which such sales may be made, among other limitations. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Risks relating to the JOBS Act:

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1.07 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering (which went effective on August 14, 2017, and which last day of the fiscal year following the fifth anniversary of our initial public offering is December 31, 2022), (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act. For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described in further detail in the risk factors below. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We have availed ourselves of certain exemptions from various reporting requirements which are allowed pursuant to the JOBS Act and our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

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

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” (i.e., until no later than December 31, 2022), and so long as it qualifies as an “emerging growth company,” it will, among other things:

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

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than (a) $250 million or (b) less than $700 million and annual revenues of less than $100 million, during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company” as of December 31, 2022, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

We have established preferred stock which can be designated by the Company’s Board of Directors without shareholder approval and the board has established Series A Preferred Stock, which gives the holder thereof majority voting power over the Company.

We have authorized capital stock consisting of 70,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this Report, we have 16,385,000 shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock designated and issued and outstanding. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the board of directors of the Company (currently consisting solely of Elijah May) prior to the issuance of any shares thereof. The preferred stock may have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the board of directors. In May 2020, we designated 1,000 shares of Series A Preferred Stock. The Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”). For example, if there are 16,385,000 shares of the Company’s common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 17,053,776 shares, out of a total number of 33,438,776 shares voting. A total 1,000 shares of Series A Preferred Stock are currently outstanding and held by Elijah May, our sole officer and director, providing him sole voting rights over the Company.

Mr. May’s ownership and control over the Company, due to his ownership of the Series A Preferred Stock, is non-dilutive and as such, he will continue to control the shareholder vote on all shareholder matters, regardless of the number of shares of common stock outstanding or the ownership of common stock by any other holders of the Company’s common stock.

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

General risk factors:

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

In order for us to remain in compliance with our on-going reporting requirements, we may require additional capital and/or future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources, or require us to obtain additional capital through the sale of equity or debt. If we are unable to further capitalize the Company or generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all. There are ongoing costs and expenses for SEC reporting, including the general booking and accounting costs for the preparation of the financial quarterly (Form 10-Qs) and annual filings (Form 10-Ks), and auditor’s fees. Further, there are processing costs in preparing and converting documents and disclosures through the EDGAR filing system, including certain costs for the XBRL that are required as part of the EDGAR filing. We estimate that these costs could result in more than $100,000 per year of ongoing costs.

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

We may experience adverse impacts on our reported results of operations as a result of adopting new accounting standards or interpretations.

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our reported financial position or operating results or cause unanticipated fluctuations in our reported operating results in future periods.

If persons engage in short sales of our common stock, the price of our common stock may decline.

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. In addition, holders of options and warrants will sometimes sell short knowing they can, in effect, cover through the exercise of an option or warrant, thus locking in a profit. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Stockholders could, therefore, experience a decline in the values of their investment as a result of short sales of our common stock.

The Company does not insure against all potential losses, which could result in significant financial exposure.

The Company does not have commercial insurance or third-party indemnities to fully cover all operational risks or potential liability in the event of a significant incident or series of incidents causing catastrophic loss. As a result, the Company is, to a substantial extent, self-insured for such events. The Company relies on existing liquidity, financial resources and borrowing capacity to meet short-term obligations that would arise from such an event or series of events. The occurrence of a significant incident, series of events, or unforeseen liability for which the Company is self-insured, not fully insured or for which insurance recovery is significantly delayed could have a material adverse effect on the Company’s results of operations or financial condition.

Increasing attention to environmental, social, and governance (ESG) matters may impact our business.

Increasing attention to ESG matters, including those related to climate change and sustainability, increasing societal, investor and legislative pressure on companies to address ESG matters, may result in increased costs, reduced profits, increased investigations and litigation or threats thereof, negative impacts on our stock price and access to capital markets, and damage to our reputation. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, including climate change and climate-related risks. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and investment community divestment initiatives, among other actions, may lead to negative investor sentiment toward the Company and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Additionally, evolving expectations on various ESG matters, including biodiversity, waste and water, may increase costs, require changes in how we operate and lead to negative stakeholder sentiment.

ITEM 1A. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases approximately 1,010 square feet of office space in Austin, Texas at 12343 Hymeadow Dr., Suite 3A. The Company extended the office space lease from October 1, 2020 through September 30, 2021 for a rental rate of $1,850 per month. On March 28, 2022, the Company entered into a new lease agreement for the office space, which has a term of 24 months, through March 31, 2024, and a monthly rental cost of $1,515 for the period from April 1, 2022 to March 31, 2023 and $1,560 per month from April 1, 2023 to March 31, 2024, together with costs and expenses of approximately $725 per month for 2022.

Lease expense was $23,413 and $21,405 for the years ended December 31, 2021 and 2020, respectively.

ITEM 3. LEGAL PROCEEDINGS

From time to time, be involved in litigation and claims arising out of our operations in the normal course of business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 3. Legal Proceedings” of this Annual Report on Form 10-K from, “Part II” - “Item 8. Financial Statements and Supplementary Data“ in the Notes to Consolidated Financial Statements in “Note 7. Commitments and Contingencies“.

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

12 Month Period Ended December 31, 2021	High	Low

Quarter ended December 31, 2021	$0.51	$0.25
Quarter ended September 30, 2021	0.55	0.10
Quarter ended June 30, 2021	0.30	0.10
Quarter ended March 31, 2021	0.50	0.12

12 Month Period Ended December 31, 2020	High	Low

Quarter ended December 31, 2020	$0.40	$0.62
Quarter ended September 30, 2020	0.30	0.05
Quarter ended June 30, 2020	0.12	0.09
Quarter ended March 31, 2020	0.30	0.05

Holders

As of April 12, 2022, we had 16,385,000 shares of common stock outstanding, held by 48 stockholders of record, and 1,000 shares of Series A Preferred Stock designated and issued and outstanding, held by one shareholder of record.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s historical performance and financial condition should be read together with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data“ of this Report. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management, see “Cautionary Statement Regarding Forward-Looking Information“. These statements by their nature are subject to risks and uncertainties, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors“ of this report for the discussion of risk factors.

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2021 and 2020.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Plan of Operations

We had a working capital deficit of $262,518 as of December 31, 2021. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Since the COVID-19 pandemic began we have seen a sharp increase in demand for pools, which we attribute to more people working from home, and sheltering in place. We currently have a backlog which continues into May 2022. We are unclear whether the current demand for pools will continue, if and when, individuals begin working from their offices again. Notwithstanding that, we are currently experiencing delays in obtaining required equipment to start up all the pools we have finished, as equipment is currently being rationed by sellers due to increased demand as a result of the need to replace equipment which was damaged due to the unprecedented 2021 winter storms which affected the Austin area and is expected to get back to normal in the spring of 2022, and the overall increase in new pool builds, which is also being negatively affected by manufacturing and shipping delays due to COVID-19. We are also experiencing delays as subcontractors come down with COVID-19 and delays in obtaining some equipment due to production delays. Overall, demand for trade workers is extremely high, which has resulted in higher prices for pools, which we attempt to pass on to customers as much as possible.

Results of Operations

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

We had revenue of $2,796,138 for the year ended December 31, 2021, compared to revenue of $2,131,388 for the year ended December 31, 2020, an increase of $664,750 or 31.2% from the prior period. Revenue increased during the current period due to an increase in pool count during the comparable periods and general timing of contracts as well as the higher priced pools being completed in the current period. As discussed above, we have seen an increase in the demand for pools since March 2020, which we believe is due to more people working from home due to the COVID-19 pandemic. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. This also may be different from the total new contracts the company enters into during each period. For the year ended December 31, 2021, the company reported $3.8 million of new contract sales.

We had cost of goods sold of $2,158,969 for the year ended December 31, 2021, compared to cost of goods sold of $1,475,833 for the year ended December 31, 2020, an increase of $683,136 or 46.3% from the prior period.

Cost of goods sold increased mainly due to an increase in decking, gunite and labor costs, due to the increased demand we are seeing for such items due to the overall increase in demand for pools in the Austin, Texas area, as well as shortages of labor and increases in labor costs (due to COVID-19 and the overall increase in demand) and both shortages in, and increases in the cost of, equipment, as discussed in greater detail above. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. In general, costs of goods sold for the year ended December 31, 2021 were higher than for the year ended December 31, 2020, due to an increase in the number of pools we are building. The expenses which contributed to the increase in cost of goods sold for the year ended December 31, 2021, compared to the year ended December 31, 2020, included:

	For the Year	For the Year
	Ended	Ended
Cost of Goods Sold Expense	December 31, 2021	December 31, 2020	Increase/ (Decrease)	Percentage Change
Cost of decking	$323,217	$197,159	$126,058	63.9%
Plaster used in the construction of pools	127,108	93,207	33,901	36.4%
Gunite used in the construction of pools	252,293	172,703	79,590	46.1%
Pool equipment used to filter and circulate the water used in our pools	297,644	242,466	55,178	22.8%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	230,754	188,147	42,607	22.6%
Excavation and steel expenses	342,322	248,560	93,762	37.7%
Other, including labor	585,630	333,591	252,039	75.6%
Total	$2,158,969	$1,475,833	$683,136	46.3%

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

We had gross margin of $637,169 for the year ended December 31, 2021, compared to gross margin of $655,555 for the year ended December 31, 2020, a decrease of $18,386 from the prior period. Gross margin as a percentage of revenue was 22.8% and 30.8% for the years ended December 31, 2021 and 2020, respectively. Gross margin as a percentage of revenue decreased due to higher construction costs resulting from increased demand for materials and labor.

We had operating expenses consisting solely of general and administrative expenses of $1,122,899 for the year ended December 31, 2021, compared to operating expenses consisting solely of general and administrative expenses of $960,261 for the year ended December 31, 2020. Operating expenses increased by $162,638 or 16.9% from the prior period mainly due to an increase in stock-based compensation, payroll expense and professional fees offset with a decrease in lawsuit settlement expense. General and administrative expenses include the salaries of our employees, commissions and the fees paid to contract employees.

We had interest income of $112 for the year ended December 31, 2021, compared to interest income of $22 for the year ended December 31, 2020. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $1,156 and $1,946, for the year ended December 31, 2021 and 2020, respectively, due to interest paid in connection with the purchase of a car used by our Chief Executive Officer, as described in greater detail under “Liquidity and Capital Resources” below.

We had a gain on forgiveness of debt of $51,577 for the year ended December 31, 2021, compared to no gain or loss on the forgiveness of debt for the year ended December 31, 2020. The gain on forgiveness of debt was in connection with the forgiveness of the PPP Note as defined and discussed below under “Liquidity and Capital Resources”.

We had a net loss of $435,197 for the year ended December 31, 2021, compared to a net loss of $306,068 for the year ended December 31, 2020, an increase in net loss of $128,567, mainly due to the $162,638 or 16.9% increase in general and administrative expenses and the $683,136 or 46.3% increase in cost of goods sold, offset by the $664,750, or 31.2% increase in revenues, each as described above.

Liquidity and Capital Resources

We had total assets of $470,474 as of December 31, 2021, consisting of total current assets of $411,977, which included cash of $339,996, real estate inventory of $45,721, federal income tax receivable of $416, contract assets of $7,325, accounts receivable of $1,405, and prepaid expenses of $17,114, and equipment, net of accumulated depreciation, of $58,497. Federal income tax receivable relates to a payment made by the Company to the United States Treasury in March 2016, in anticipation of Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the years ended December 31, 2016, 2017, 2018, 2019, 2020 or 2021, due to the Company’s net losses, the utilization of a net loss carryforward and application of prepaid taxes. Included in real estate inventory as of December 31, 2021 is the value of the land which the Company acquired in the third quarter of 2019, which it plans to build a custom home on, as discussed above. Contract assets include estimated earnings in excess of billings on uncompleted contracts. Equipment increased by $20,275 in connection with the purchase of a new vehicle as discussed below. Contract assets include estimated earnings in excess of billings on uncompleted contracts.

We had total liabilities of $702,344 as of December 31, 2021, which included current liabilities of $674,495, including accounts payable and accrued liabilities of $80,595 (which included accrued lawsuit settlements of $15,000), contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $583,726, and current portion of note payable of $10,174, and long-term liabilities consisting of a long-term note payable, net of current portion of $27,849 relating to a vehicle (discussed below). The $15,000 of accrued lawsuit settlements represents amounts accrued in connection with the lawsuits described in greater detail under “Part II” - “Item 8. Financial Statements and Supplementary Data“ in the Notes to Consolidated Financial Statements in “Note 7. Commitments and Contingencies“.

On February 11, 2020, we purchased a Hyundai Genesis G80. The Vehicle had a total purchase price of $50,616, including $11,000 which was paid as a down payment in cash. We entered into a term note, secured by the vehicle, for the remaining amount of the purchase price, which amount accrues interest at the rate of 3.99% per annum and is payable at the rate of $660 per month through maturity on February 27, 2025.

On April 28, 2020, the Company secured a construction loan from First United Bank and Trust Company to be used to develop the land purchased in the third quarter of 2019. The loan is in the amount of $221,000, bears interest at the rate of 6.25% per annum and is currently repayable on April 28, 2022. As of December 31, 2021, and through the date of this filing, no amount had been advanced on the loan.

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

On October 26, 2021, we purchased a Nissan Rogue for use by Mr. May. The vehicle had a total purchase price of $29,931, including $10,000 which was paid as a down payment in cash. We entered into a term note, secured by the vehicle, for the remaining amount of the purchase price, which amount accrues interest at the rate of 6.54% per annum and is payable at the rate of $336 per month through maturity on May 26, 2027.

We had a working capital deficit of $262,518 as of December 31, 2021, compared to a working capital deficit of $110,920 as of December 31, 2020.

We had $169,110 of net cash provided by operating activities for the year ended December 31, 2021, as compared to $121,494 in net cash used in operating activities for the year ended December 31, 2020, which net cash for 2021 was mainly due to a $343,666 increase in stock-based compensation, a $131,695 increase in contract assets, and a $145,904 increase in contract liabilities, offset by a $51,577 gain on forgiveness of debt (in connection with the forgiveness of the PPP Loan) and a $141,988 decrease in accounts payable and accrued liabilities. Stock based compensation includes the issuance, on January 27, 2021, of 700,000 shares of restricted common stock to Elijah May, its sole officer and director, 200,000 shares of restricted common stock to Joel Hefner, the Vice President of Reliant Pools, a non-executive officer position, and 700,000 shares of restricted common stock to Michael Chavez, a consultant to the Company, each in consideration for services rendered. The shares were valued at $0.20 per share, the closing price of the Company’s stock on January 27, 2021. Also, on December 4, 2020, the Company entered into an investor relations agreement and issued a total of 200,000 shares of restricted common stock in exchange for a six-month service period. The stock was valued at $34,000 at the date of grant and was recognized over the service period. The Company also issued Mr. May in June 2021, 1,000 shares of Series A Preferred Stock, in consideration for services rendered (which shares, voting as a class, but together with all other voting shares of the Company, vote 51% of the total shareholder vote on all shareholder matters), which were valued at $1,000. During the year ended December 31, 2021, the Company recognized $349,333 of stock-based expense related to these shares.

We had $10,703 of net cash used in investing activities for the year ended December 31, 2021, which was mainly due to payments on the vehicles described above.

We had $10,978 of net cash used in financing activities for the year ended December 31, 2021, which was due to payments on our vehicle loans. We had $44,381 of cash provided by financing activities for the year ended December 31, 2020, which was due to the proceeds from the PPP Loan discussed above, offset by payments on our vehicle loans.

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

Emerging Growth Company

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

Backlog

On December 31, 2021, we had approximately $4,024,103 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2022.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our consolidated financial statements for the year ended December 31, 2021.

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

Equipment. Equipment, consisting mainly of vehicles, is stated at cost. The Company depreciates the cost of equipment using the straight- line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. During the years ended December 31, 2021 and 2020, depreciation expense was $10,359 and $15,919, respectively. The estimated useful lives of the Company vehicles are five years.

Recently Issued Accounting Standards

For more information on recently issued accounting standards, see “Note 1. The Company and Summary of Significant Accounting Policies“ to the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statement and Supplemental Data“.

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

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Reliant Holdings, Inc. and Subsidiaries

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Reliant Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reliant Holdings, Inc. as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Reliant Holdings, Inc. as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

PCAOB #6686

March 31, 2022

Reliant Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$339,996	$192,567
Accounts receivable	1,405	5,119
Federal income tax receivable	416	978
House and real estate inventory	45,721	33,948
Contract assets	7,325	69,510
Prepaid Expenses	17,114	-

Total current assets	411,977	302,122

Equipment, net of accumulated depreciation of $53,865 and $43,506 as of December 31, 2021 and 2020, respectively	58,497	38,222

Total Assets	$470,474	$340,344

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$80,596	$139,011
Contract liabilities	583,726	267,156
Current portion of note payable	10,174	6,875

Total current liabilities	674,495	413,042

Long-term note payable, net of current portion	27,849	73,308

Total Liabilities	702,344	486,350

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, 5,000,000 shares authorized, $0.001 par value,
4,999,000 undesignated as of December 31, 2021, and 2020, respectively	-	-
Preferred stock Series A, 1,000 shares authorized, $0.001 par value,
1,000 and 0 issued and outstanding as of December 31, 2021 and 2020, respectively	1	-
Common stock, 70,000,000 shares authorized, $0.001 par value,
16,385,000 and 14,785,000 issued and outstanding as of December 31, 2021, and, 2020, respectively	16,385	14,785
Additional paid-in capital	396,564	48,832
Accumulated deficit	(644,820)	(209,623)

Total Stockholders' Deficit	(231,870)	(146,006)

Total Liabilities and Stockholders’ Deficit	$470,474	$340,344

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years ended
	December 31,
	2021	2020

Revenue	$2,796,138	$2,131,388
Cost of goods sold	(2,158,969)	(1,475,833)
Gross margin	637,169	655,555

Operating expenses
General and administrative	1,122,899	960,261

Total operating expenses	(1,122,899)	(960,261)

Income (loss) from operations	(485,730)	(304,706)

Other income (expense)
Interest income	112	22
Interest expense	(1,156)	(1,946)
Gain on forgiveness of debt	51,577	-

Total other income (expense)	50,533	(1,924)

Loss before income taxes	(435,197)	(306,630)

Provision for income tax	-	562

Net loss	$(435,197)	$(306,068)

Net loss per share - basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding	16,270,714	13,520,904

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
For the Years ended December 31, 2021 and 2020

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2019	-	$-	14,585,000	$14,585	$43,365	$96,445	$154,395

Stock-based compensation	-	-	200,000	200	5,467	-	5,667
							-
Net Loss	-	-	-	-	-	(306,068)	(306,068)

Balance December 31, 2020	-	-	14,785,000	14,785	48,832	(209,623)	(146,006)

Stock- based compensation	-	-	1,600,000	1,600	346,733	-	348,333
							-
Preferred Shares issued for Compensation	1,000	1	-	-	999	-	1,000
							-
Net loss	-	-	-	-	-	$(435,197)	(435,197)

Balance December 31, 2021	1,000	$1	16,385,000	$16,385	$396,564	$(644,820)	$(231,870)

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years ended
	December 31,
	2021	2020
Operating Activities
Net loss	$(435,197)	$(306,068)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Stock-based compensation	349,333	5,667
Depreciation	10,359	15,919
Bad debt expense	3,000	-
Gain on forgiveness of debt	(51,577)	-
Changes in operating assets and liabilities:
Accounts receivable	714	(5,119)
Contract assets	62,185	(69,510)
House and real estate inventory	(11,773)	(16,524)
Prepaid and other current assets	(16,552)	(562)
Contract liabilities	316,570	170,666
Accounts payable and accrued liabilities	(57,951)	84,037

Net cash provided by (used in) operating activities	169,110	(121,494)

Investing Activities
Purchase of property and equipment	(10,703)	(11,000)

Net cash used in investing activities	(10,703)	(11,000)

Financing Activities
Proceeds from notes payable	-	51,113
Payments on note payable	(10,978)	(6,732)

Net cash provided by (used in) financing activities	(10,978)	44,381

Net change in cash	147,429	(88,113)
Cash - beginning of period	192,567	280,680
Cash - end of period	$339,996	$192,567

Supplemental Disclosures
Interest paid	$1,156	$783
Income taxes paid	$-	$-

Non-cash Disclosures
Purchase of equipment with note payable	$19,931	$35,802

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Reliant Holdings, Inc. (the “Company”) was formed as a Nevada corporation on May 19, 2014. On May 23, 2014, Reliant Holdings, Inc., along with Reliant Pools, Inc., formerly Reliant Pools, G.P., which was formed in September 2013 (“Reliant Pools”) and the shareholders of Reliant Pools, entered into an Agreement for the Exchange of common stock whereby Reliant Pools, Inc. became a wholly-owned subsidiary of Reliant Holdings, Inc. Reliant Holdings, Inc. designs, and installs swimming pools. On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. During the third quarter of 2019, the Company purchased land on which it intends to construct a custom home. The Company is headquartered in Austin, Texas. In September 2021, we formed Reliant Solar Energy, Inc., a wholly-owned Texas subsidiary.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct

Performance Obligations Satisfied Over Time

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

Backlog

On December 31, 2021, we had approximately $4,062,052 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2022.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract were material to our consolidated financial statements for the years ended December 31, 2021 and 2020.

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

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities, include customer deposit liabilities related to homes sold but not yet delivered to buyers, totaled $0 at December 31, 2021 and 2020, respectively, related to Home and Land revenue. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit.

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

Equipment

Equipment, consisting mainly of a truck, is stated at cost. The Company depreciates the cost of equipment using the straight- line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. During the years ended December 31, 2021 and 2020, depreciation expense was $10,359 and $15,919, respectively. The estimated useful lives of the Company vehicles are five years.

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

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our home and real estate inventory for indicators of impairment by property during each reporting period. If indicators of impairment are present for a property, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the years ended December 31, 2021 and 2020, we recorded $0 of impairment charges.

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

Loss Per Share

In accordance with accounting guidance now codified as ASC Topic 260, “Earnings (Loss) per Share,” basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were no dilutive shares outstanding during the years ended December 31, 2021 and 2020.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

COVID-19

A novel strain of coronavirus (“COVID-19”) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations, workforce and markets served. While the Company has to date, not suffered any negative effects of COVID-19, the governmental response thereto, or any significant declines in demand for the Company’s services, the full extent of the COVID-19 outbreak and the ultimate impact on the Company’s operations is uncertain. A prolonged disruption could have a material adverse impact on financial results and business operations of the Company.

Note 2. Accounts Receivable

Accounts receivable consisted of the following:
	December 31,	December 31,
	2021	2020
Contract receivables	$1,405	$5,119
Less: Allowance for doubtful accounts	—	-
Accounts receivable, net	$1,405	$5,119

The Company recognized $3,000 and $0 bad debt expense during the years ended December 31, 2021 and 2020, respectively.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	December 31,	December 31,
	2021	2020
Costs on uncompleted contracts	$689,237	$441,589
Estimated earnings	226,669	217,499
	915,906	659,088
Less: Progress billings	1,492,306	856,734
Contract liabilities, net	$(576,400)	$(197,646)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	December 31, 2021	December 31, 2020
Costs and estimated earnings in excess of billings on uncompleted contracts	$7,325	$69,510
Billings in excess of costs and estimated earnings on uncompleted contracts	(583,726)	(267,156)
Contract liabilities	$(576,400)	$(197,646)

Note 4. Concentration of Risk

The Company had gross revenue of $2,796,138 and $2,131,388 for the years ended December 31, 2021 and 2020, respectively.  There were no customers representing more than 10% of gross revenue for the years ended December 31, 2021 and 2020.

Note 5. Related Party Transactions

The company compensated Michael Chavez as a consultant to the company a total of $117,000 and $6,000 for the years ended December 31, 2021 and 2020, respectively.

Note 6. Equity

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

This amount is recorded in equity in the accompanying December 31, 2021 and December 31, 2020 balance sheets. This will be evaluated at each reporting period for reclassification to a liability if a rescission request is made.

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

Pursuant to the Voting Agreement, Mr. Chavez provided complete authority to Mr. May to vote the 4,000,000 shares of common stock which Mr. Chavez then held (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of stockholders of the Company and via any written consents. Those 4,000,000 shares represented 27.4% of the Company’s common stock as of the parties’ entry into the Voting Agreement and together with the 4,500,000 shares held by Mr. May prior to the parties’ entry into the Voting Agreement, constituted 58.3% of the Company’s total outstanding shares of common stock. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. Due to the Voting Agreement and Mr. May’s ownership of the Series A Preferred Stock of the Company (discussed below), Mr. May holds voting control over the Company due to his ability to vote 58.3% of the Company’s total outstanding shares of voting stock.

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

On June 15, 2021 the Company issued 1,000 shares of its then newly designated shares of Series A Preferred Stock to Elijah May, the Company’s Chief Executive Officer and sole director in consideration for services rendered and to be rendered to the Company. Such shares of Series A Preferred Stock vote in aggregate fifty-one percent (51%) of the total vote on all shareholder matters, voting separately as a class. Notwithstanding such voting rights, no change in control of the Company was deemed to have occurred in connection with the issuance since Mr. May controls the vote of 59.1% of the Company’s outstanding common stock and therefore controlled the Company prior to such issuance. The holder of the Series A Preferred Stock is not entitled to receive dividends, has no liquidation preference and no conversion rights. With the unanimous consent or approval of the board members, the Company has the option at its sole discretion to redeem any and all outstanding shares of Series A Preferred Stock for $1.00 per share.

Note 7. Commitments and Contingencies

The Company leases approximately 1,000 square feet of office space in Austin, Texas. The Company extended the office space lease from October 1, 2020 through September 30, 2021 for a rental rate of $1,850 per month.  On March 28, 2022, the Company entered into a new lease agreement for the office space, which has a term of 24 months, through March 31, 2024, and a monthly rental cost of $1,515 for the period from April 1, 2022 to March 31, 2023 and $1,560 per month from April 1, 2023 to March 31, 2024, together with costs and expenses of approximately $725 per month for 2022. Lease expense was $23,413 and $21,405 for the years ended December 31, 2021 and 2020, respectively.

On December 21, 2018, a former client, Brian Moats filed an Original Petition naming Reliant Pools as a defendant in a suit filed in the County Court at Law No. 2 for Travis County, Texas (Cause No. C-1-CV-18-012062). The suit alleged that the Company failed to install a French drain under the pool as required by the terms of the contract, alleged causes of action of breach of express warranty and breach of contract and sought damages of between $100,000 and $200,000. We denied Mr. Moats’ claims. In October 2020, Reliant Pools entered into a memorandum setting forth the proposed terms of a settlement with Mr. Moats. The settlement agreement terms provide for Reliant Pools to pay Mr. Moats an aggregate of $145,000 (with $40,000 paid on October 30, 2020, $25,000 paid on December 4, 2020, and additional tranches of funds due from January 1, 2021 to March 1, 2022); the entry into an agreed judgment (which may be plead by Mr. Moats if we default in any payment); the provision of a security interest over our accounts receivable to secure amounts due to Mr. Moats; a non-suit of the lawsuit and our agreement to honor a prior warranty on Mr. Moats’ pool.

During the year ended December 31, 2021, the Company paid Mr. Moats $65,000, pursuant to the settlement agreement, leaving $15,000 in accrued liabilities related to the above pending lawsuit with Mr. Moats.

Note 8. Note Payable

	December 30, 2021	December 31, 2020
Term note with a bank secured by car, payable in monthly installments of $660, including interest at 3.99% through February 27, 2025	$19,879	$29,070

Paycheck Protection Program	-	51,113

Term note with a bank secured by car, payable in monthly installments of $336, including interest at 6.54% through May 26, 2027	18,143	-

Total long-term debt	38,023	80,183
Less: current portion	(10,174)	(6,875)
Long-term debt net of current portion	$27,849	$73,308

On April 28, 2020, the Company secured a construction loan to be used to develop the land purchased in the third quarter of 2019. The loan is for $221,000, bears interest at the rate of 6.25% and is repayable on April 28, 2022. As of December 31, 2021, no proceeds have been drawn on this instrument.

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

Note 9. Income Taxes

Income tax (benefit) provision for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Federal income tax expense(benefit) attributed to:
Federal income tax at statutory rate of 21%	$(29,400)	$(64,400)
Change in valuation allowance	29,400	62,900
Other	-	1,500
Net expense (benefit)	$-	$-

Significant items comprising our net deferred tax amount for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax attributed
Net operating loss carryforward	$92,300	$62,900
Less: Valuation allowance	(92,300)	(62,900)
Net deferred tax asset	$-	$-

In assessing the recoverability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the schedule reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that deferred tax assets would not be realized as of December 31, 2021. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are reflected in the table above.

At December 31, 2021, we had an unused net operating loss carryover of approximately $457,000, which were generated subsequent to 2017, after taking certain non-deductible items into account, that is available to offset future taxable income which carryforward indefinitely. All prior tax years remain open currently.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – integrated Framework (2013).

Based on its evaluation, our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

To the extent the following information was required to be disclosed in a Current Report on Form 8-K during the period which this Form 10-K relates to, but was inadvertently not timely reported by the Company, instead of filing such information on a separate Current Report on Form 8-K, we have elected to make the following disclosures in this Annual Report on Form 10-K under Items 1.01 and 2.03:

Item 1.01 Entry into a Material Definitive Agreement.

On October 26, 2021, we purchased a Nissan Rogue for use by Mr. May, our sole officer and director. The vehicle had a total purchase price of $29,931, including $10,000 which was paid as a down payment in cash. We entered into a term note, secured by the vehicle, for the remaining amount of the purchase price, which amount accrues interest at the rate of 6.54% per annum and is payable at the rate of $336 per month through maturity on May 26, 2027.

                On November 8, 2021, the Company’s wholly-owned subsidiary, Reliant Custom Homes, Inc., entered into an Extension of Real Estate Note and Lien with First United Bank and Trust Co. (“First United”) dated November 1, 2021, pursuant to which First United agreed to extend the due date of our $221,000 borrowing facility in connection with the construction loan on our custom home, which had a balance of $0 as of the date of the agreement, December 31, 2021, and the date of this filing, from October 28, 2021 to April 28, 2022. There were no other changes to the terms of the loan. Amounts borrowed under the loan bear interest at the rate of 6.25%, are secured by the land on which the Company plans to build a custom home, and are guaranteed by Reliant Pools, Inc., our wholly-owned subsidiary.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

                The information and disclosures in Item 1.01 above are incorporated into this Item 2.03 in their entirety by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

                Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officer and Director

The following table sets forth the name, age and position of each director and executive officer of the Company. The sole officer and director of the Company is as follows:

Name	Age	Position	Date First Appointed as Officer or Director

Elijah May	44	President, Chief Executive Officer, Chief Operating Officer and Director (sole director)	May 2014

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

The business experience of our sole officer and director is as follows:

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

We believe that Mr. May’s significant background in custom pool design and sales makes him qualified to serve as a member of the Board of Directors of the Company.

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

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between our sole officer and any other person, including our sole director, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No director of the Company is also a director of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

Our sole officer and director was not involved in any of the following during the past ten years: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Board of Directors Meetings

During the year ending December 31, 2021, the Board held no formal meetings, but did take several actions via consents to action without meetings.

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

Compensation Recovery and Clawback Policies

Other than legal requirements under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), we currently do not have any policies in place in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer. Under the Sarbanes-Oxley Act, our CEO and CFO may be subject to clawbacks in the event of a restatement. Thus, the Board has not deemed any additional recoupment policies to be necessary. We will continue to monitor regulations and trends in this area.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us, Mr. Elijah May, our sole officer and director, failed to timely report two transactions on Form 4, and as a result two Form 4s were not timely filed, Michael Chavez, a greater than 10% shareholder of the Company, failed to timely report one transaction on Form 4, and as a result, one Form 4 was not timely filed, and Rebecca Donovan (formerly Spohn), a former greater than 10% shareholder of the Company, failed to disclose one series of transactions on Form 4, which Form 4 remains outstanding.

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

Summary Compensation Table*

Name And Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)#		Option Awards ($)#	All Other Compensation ($)	Total ($)

Elijah May,	2021	145,027	25,000	141,000	(1)			311,027
CEO, President and COO	2020	72,833	18,959	—		—	—	91,972

________________

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

               (1) On January 27, 2021, the Company issued 700,000 shares of restricted common stock to Elijah May, its sole officer and director,  in consideration for services rendered during 2021.  On June 15, 2021 the Company issued 1,000 shares of its then newly designated shares of Series A Preferred Stock to Elijah May, the Company’s Chief Executive Officer and sole director in consideration for services rendered and to be rendered to the Company

We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive, profit sharing, retirement or other plans, although we may adopt one or more of such plans in the future.

We do not maintain any life or disability insurance on any of our officers.

We do not have any outstanding options, warrants or other securities which provide for the issuance of additional shares of our common stock as compensation for services of directors or officers.

We have no directors other Mr. May, who is our sole executive officer and whose compensation is included above.

Employment Agreements; Outstanding Equity Awards; Key Man Insurance

Employment Agreements

The Company does not have any employment agreements in place with any of its executive officers. The Board of Directors (consisting solely of Mr. May), reserves the right to increase Mr. May’s salary, and/or to grant him equity awards, including stock, options or other equity securities, from time to time, as additional compensation or bonuses.

Outstanding Equity Awards at Fiscal Year-End

The Company: (i) did not grant any stock options to its executive officers or directors during the year ended December 31, 2021; (ii) did not have any outstanding unvested equity awards as of December 31, 2021; and (iii) had no options exercised by its Named Executive Officers in the fiscal year ended December 31, 2021.

Key Man Insurance

The Company does not hold “Key Man” life insurance on any of its officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of April 12, 2022 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 16,385,000 shares outstanding as of April 12, 2022, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 12, 2022, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

Name and Address of Beneficial Owner	Common Shares Beneficially Owned		Common Ownership Percentage	Series A Preferred Stock Shares Beneficially Owned	Series A Preferred Stock Percentage (1)	Total Voting Percentage (2)
Officers and Directors
Elijah May (3)	9,675,000	(4)	59.1%	1,000	100%	79.9%

All officers and directors as a group (1 person)	9,675,000		59.1%	1,000	100%	79.9%

Greater than 5% Shareholders
Michael Chavez (3)(4)	4,475,825		27.3%	-	-%	13.4%

___________

* Less than 1%.

(1) The 1,000 shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote.

(2) Based on 33,438,776 total voting shares, including 16,385,000 shares voted by our common stockholders and 17,053,776 voting shares voted by our Series A Preferred Stock holder, Mr. May (see also footnote 1).

(3) Pursuant to a Voting Agreement entered into on November 3, 2017, Mr. Chavez provided complete authority to Mr. May to vote the 4,475,825 shares of common stock which Mr. Chavez holds (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of stockholders of the Company and via any written consents. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. Due to the Voting Agreement, Mr. May is deemed to beneficially own the 4,475,825 shares of common stock held by Mr. Chavez, which are included under both Mr. May’s ownership and Mr. Chavez’s.

(4) Mr. Chavez’s address is 10012 Barbrook Dr, Austin, Texas 78726.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2021, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders (1)	-	$-	2,500,000
Total	-	$-	2,500,000

(1)	Consists of awards available for future issuance under the Reliant Holdings, Inc. 2021 Equity Incentive Plan.

Reliant Holdings, Inc. 2021 Equity Incentive Plan

On June 14, 2021, Elijah May, the sole member of the Board of Directors of the Company approved and adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to any limitations provided by federal or state securities laws, to receive (i) nonqualified stock options; (ii) restricted stock; (iii) stock awards; (iv) shares in performance of services; or (v) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential future contribution to the Company’s success, and such other factors as the Board of Directors in its discretion shall deem relevant. A total of 2,500,000 shares are authorized for awards under the 2021 Plan. No incentive stock options are eligible to be granted under the 2021 Plan and no shareholder approval is required for the adoption of such plan, which became effective upon approval by the sole director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as discussed below, or otherwise disclosed above under “Executive Compensation”, there have been no transactions since January 1, 2019, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent public accounting firm is PWR CPA, Houston, Texas, PCAOB Auditor ID #6686.

Our sole director approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Audit Fees

The aggregate fees billed by our independent auditors, PWR CPA, LLP, for professional services rendered for the audit of our annual financial statements, and for the review of quarterly financial statements for the fiscal years ended December 31, 2021 and 2020, were:

	2021	2020
PWR CPA	$23,000	$23,000

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

The Board of Directors has considered the nature and amount of fees billed by PWR and believes that the provision of services for activities unrelated to the audit is compatible with maintaining PWR’s independence.

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

(3)	Exhibits required by Item 601 of Regulation S-K

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/2016	333-214274
3.2	Certificate of Designations of Reliant Holdings, Inc., Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Preferred Stock, filed with the Secretary of State of Nevada on June 15, 2021		8-K	3.1	06/17/2021	000-56012
3.3	Amended and Restated Bylaws		S-1	3.2	10/27/2016	333-214274
4.1*	Description of Securities of the Registrant	☒
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/2016	333-214274
10.2†	Voting Agreement, dated as of November 3, 2017, by and among Michael Chavez and Elijah May		8-K	10.1	11/7/2017	333-214274
10.3	Form of Construction Loan Agreement dated April 28, 2020, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.7	5/19/2020	000-56012
10.4	Form of Promissory Note in the amount of $221,000, dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.8	5/19/2020	000-56012
10.5	Form of Commercial Guaranty dated April 28, 2020, by Reliant Holdings, Inc., in favor of First United Bank and Trust Co.		10-Q	10.9	5/19/2020	000-56012
10.6	Form of Commercial Guaranty dated April 28, 2020, by Reliant Pools, Inc., in favor of First United Bank and Trust Co.		10-Q	10.10	5/19/2020	000-56012
10.7	Form of Construction Deed of Trust Form dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.11	5/19/2020	000-56012
10.8	Paycheck Protection Program Promissory Note and Agreement dated May 4, 2020 by and between Wells Fargo Bank N.A. and Reliant Pools, Inc., evidencing the loan of $51,113		10-Q	10.12	5/19/2020	000-56012
10.9†	Lock-Up Agreement dated January 27, 2021, between Reliant Holdings, Inc. and Michael Chavez	10-K	10.9	3/31/21	000-56012
10.10†	Reliant Holdings, Inc. 2021 Equity Incentive Plan	8-K	10.2	6/17/2021	000-56012
10.11†	Form of 2021 Equity Incentive Plan Option Award Grant Agreement	S-8	4.1	8/3/2021	333-258392
10.12†	Form of 2021 Equity Incentive Plan Restricted Stock Grant Agreement	S-8	4.2	8/3/2021	333-258392
10.13	Extension of Real Estate Note and Lien dated April 26, 2021, by and between Reliant Custom Homes, Inc. and Frist United Bank and Trust Co.		10-Q	10.13	8/16/2021	000-56012
10.14	Extension of Real Estate Note and Lien dated November 1, 2021, by and between Reliant Custom Homes, Inc. and Frist United Bank and Trust Co.	☒
14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/2016	333-214274
16.1	Letter to Securities and Exchange Commission from LBB & Associates Ltd., LLP, dated March 2, 2020		8-K	16.1	3/3/2020	000-56012
21.1*	Subsidiaries	☒
23.1*	Consent of PWR CPA	☒
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K included in the Exhibit 101 Inline XBRL Document Set	☒

_____________

* Filed herewith.

** Furnished Herewith.

† Exhibit constitutes a management contract or compensatory plan or agreement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANT HOLDINGS, INC.

Date: April 12, 2022	By:	/s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal
Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Elijah May	Chief Executive Officer and President (Principal Executive Officer and Principal Financial/ Accounting Officer) and Sole Director	April 12, 2022
Elijah May

