Form 10-Q
period 2022-03-31
Reliant Holdings, Inc.
filed 2022-05-18
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2022

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 16,385,000 shares of common stock are issued and outstanding as of May 12, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets
Cash	$344,218	$339,996
Accounts receivable	1,405	1,405
Federal income tax receivable	416	416
House and real estate inventory	65,158	45,721
Contract assets	41,207	7,325
Prepaid expenses	19,210	17,114

Total current assets	471,614	411,977

Equipment, net of accumulated depreciation of $57,799 and $53,865 as of March 31, 2022 and December 31, 2021, respectively	54,563	58,497

Total Assets	$526,177	$470,474

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$109,809	$80,595
Contract liabilities	618,073	583,726
Current portion of note payable	10,451	10,174

Total current liabilities	738,333	674,495

Long-term note payable, net of current portion	22,543	27,849

Total Liabilities	760,876	702,344

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 4,999,000 undesignated as of March 31, 2022 and December 31, 2021, respectively	-	-
Preferred stock Series A, 1,000 shares authorized, $0.001 par value, 1,000 and 0 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Common stock, 70,000,000 shares authorized, $0.001 par value, 16,385,000 issued and outstanding as of March 31, 2022 and December 31, 2021	16,385	16,385
Additional paid-in capital	396,564	396,564
Accumulated deficit	(647,649)	(644,820)

Total Stockholders' Deficit	(234,699)	(231,870)

Total Liabilities and Stockholders' Deficit	$526,177	$470,474

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months ended
	March 31,
	2022	2021

Revenue	$1,031,284	$583,061
Cost of goods sold	(818,584)	(472,505)
Gross margin	212,700	110,556

Operating expenses
General and administrative	215,145	515,845

Total operating expenses	(215,145)	(515,845)

Loss from operations	2,445	(405,289)

Other income (expense)
Interest income	89	-
Interest expense	(473)	(403)

Total other expense	(384)	(403)

Loss before income taxes	(2,829)	(405,692)

Provision for income tax	-	-

Net loss	$(2,829)	$(405,692)

Net income (loss) per share - basic and diluted	$0.00	$(0.03)

Weighted average common shares outstanding	16,385,000	15,717,584

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

For the three months ended March 31, 2022 and 2021

(unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2021	1,000	$1	16,385,000	$16,385	$396,564	$(644,820)	$(231,870)
							-
Net income	-	-	-	-	-	(2,829)	(2,829)

Balance March 31, 2022	1,000	$1	16,385,000	$16,385	$396,564	$(647,649)	$(234,699)

Balance December 31, 2020	-	$-	14,785,000	$14,785	$48,832	$(209,623)	$(146,006)

Stock-based compensation	-	-	1,600,000	1,600	335,400	-	337,000

Net loss	-	-	-	-	-	(405,692)	(405,692)

Balance March 31, 2021	-	$-	16,385,000	$16,385	$384,232	$(615,315)	$(214,698)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31,
	2022	2021
Operating Activities
Net loss	$(2,829)	$(405,692)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Stock-based compensation	-	337,000
Depreciation	3,934	2,340
Changes in operating assets and liabilities:
Accounts receivable	-	(8,621)
Contract assets	(33,882)	65,111
House and real estate inventory	(19,437)	(285)
Prepaid and other current assets	(2,096)	562
Contract liabilities	34,347	147,627
Accounts payable and accrued liabilities	29,213	(6,569)

Net cash provided by operating activities	9,251	131,473

Financing Activities
Payments on note payable	(5,029)	(2,749)

Net cash used in financing activities	(5,029)	(2,749)

Net change in cash	4,222	128,724
Cash - beginning of period	339,996	192,567
Cash - end of period	$344,218	$321,291

Supplemental Disclosures
Interest paid	$473	$277
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Three Months ended March 31, 2022 and 2021

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

The consolidated financial statements and related disclosures as of March 31, 2022, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2021 and 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 13, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ended December 31, 2022.

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

Backlog

On March 31, 2022, we had approximately $3,722,000 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2022.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract were material to our consolidated financial statements for the three months ended March 31, 2022.

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

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities, include customer deposit liabilities related to homes sold but not yet delivered to buyers, totaled $0 at March 31, 2022 and December 31, 2021, respectively, related to Home and Land revenue. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit.

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

Equipment

Equipment, consisting mainly of Company vehicles, is stated at cost. The Company depreciates the cost of equipment using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewal improvements are capitalized. During the three months ended March 31, 2022 and 2021 depreciation expense was $3,934 and $2,340, respectively. The estimated useful lives of the Company vehicles are five years.

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

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our home and real estate inventory for indicators of impairment by property during each reporting period. If indicators of impairment are present for a property, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three months ended March 31, 2022, we recorded $0 of impairment charges.

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as ASC Topic 260, “Earnings (Loss) per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were no dilutive shares outstanding during the three months ended March 31, 2022 and 2021.

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

Note 2. Accounts Receivable

Accounts receivable consisted of the following:
	March 31,	December 31,
	2022	2021
Contract receivables	$1,405	$1,405
Less: Allowance for doubtful accounts	—	-
Accounts receivable, net	$1,405	$1,405

The Company recognized no bad debt expense during the three months ended March 31, 2022 and 2021, respectively.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	March 31,	December 31,
	2022	2021
Costs on uncompleted contracts	$1,318,564	$689,237
Estimated earnings	375,775	226,669
	1,694,339	915,906
Less: Progress billings	2,271,205	1,492,306
Contract liabilities, net	$(576,866)	$(576,400)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	March 31, 2022	December 31, 2021
Costs and estimated earnings in excess of billings on uncompleted contracts	$41,207	$7,325
Billings in excess of costs and estimated earnings on uncompleted contracts	(618,073)	(583,726)
Contract liabilities	$(576,866)	$(576,400)

Note 4. Concentration of Risk

The Company had gross revenue of $1,031,284 and $583,061 for the three months ended March 31, 2022 and 2021, respectively.  There was one customers representing more than 10% of gross revenue for the three months ended March 31, 2022, representing a total of 17.7% of total revenue.

Note 5. Related Party Transactions

The Company compensated Michael Chavez, a greater than 10% shareholder of the Company, as a consultant to the Company, in the amount totaling $12,000 and $18,000, for the three months ended March 31, 2022 and 2021, respectively.

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

During the first quarter of fiscal 2017, the Company learned that in 2009, Michael Chavez, the former President and former sole director, was barred from association with any Financial Industry Regulatory Authority, Inc. (FINRA) member in any capability. Mr. Chavez similarly became aware of the FINRA bar at the same time. Pursuant to Rule 506(d), Rule 506 of the Securities Act, is not available for a sale of securities if among other persons, any director or executive officer of an issuer has been subject to certain disqualifying events after September 23, 2013, including suspension or expulsion from membership in a self-regulatory organization (SRO), such as FINRA. However, in the event the disqualifying event occurred prior to September 23, 2013, the issuer is not prohibited from relying on Rule 506, provided that pursuant to Rule 506(e) of the Securities Act, an issuer is required to furnish to each purchaser, a reasonable time prior to sale, a description in writing of any matters that would have triggered disqualification under Rule 506(d)(1), but occurred before September 23, 2013.

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

This amount is recorded in equity in the accompanying balance sheets. This will be evaluated at each reporting period for reclassification to a liability if a rescission request is made.

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

Pursuant to the Voting Agreement, Mr. Chavez provided complete authority to Mr. May to vote the 4,000,000 shares of common stock which Mr. Chavez then held (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of stockholders of the Company and via any written consents. Those 4,000,000 shares represented 27.4% of the Company’s common stock as of the parties’ entry into the Voting Agreement and together with the 4,500,000 shares held by Mr. May prior to the parties’ entry into the Voting Agreement, constituted 58.3% of the Company’s total outstanding shares of common stock. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. Due to the Voting Agreement, Mr. May held voting control over the Company due to his ability to vote 58.3% of the Company’s total outstanding shares of voting stock as of the date of the Voting Agreement.

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

On June 15, 2021, the Company issued 1,000 shares of its then newly designated shares of Series A Preferred Stock to Elijah May, the Company’s Chief Executive Officer and sole director in consideration for services rendered and to be rendered to the Company. Such shares of Series A Preferred Stock vote in aggregate fifty-one percent (51%) of the total vote on all shareholder matters, voting separately as a class. Notwithstanding such voting rights, no change in control of the Company was deemed to have occurred in connection with the issuance since Mr. May controlled the vote of 59.1% of the Company’s outstanding common stock as of the issuance date of such 1,000 shares of Series A Preferred Stock and therefore controlled the Company prior to such issuance. The holder of the Series A Preferred Stock is not entitled to receive dividends, has no liquidation preference and no conversion rights. With the unanimous consent or approval of the board members, the Company has the option at its sole discretion to redeem any and all outstanding shares of Series A Preferred Stock for $1.00 per share.

Note 7. Commitments and Contingencies

The Company leases approximately 1,000 square feet of office space in Austin, Texas. The Company extended the office space lease from October 1, 2020 through September 30, 2021 for a rental rate of $1,850 per month.  On March 28, 2022, the Company entered into a new lease agreement for the office space, which has a term of 24 months, through March 31, 2024, and a monthly rental cost of $1,515 for the period from April 1, 2022 to March 31, 2023 and $1,560 per month from April 1, 2023 to March 31, 2024, together with costs and expenses of approximately $725 per month for 2022. Lease expense was $5,888 and $5,770 for the three months ended March 31, 2022 and 2021, respectively.

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

During the year ended December 31, 2021, the Company paid Mr. Moats $65,000, pursuant to the settlement agreement, leaving $15,000 in accrued liabilities related to the above pending lawsuit with Mr. Moats. As of March 31, 2022, the final payment of $15,000 was paid to Mr. Moats.

Note 8. Note Payable

	March 31, 2022	December 31, 2021
Term note with a bank secured by car, payable in monthly installments of $660, including interest at 3.99% through February 27, 2025	$17,569	$19,879

Term note with a bank secured by car, payable in monthly installments of $1,000, including interest at 6.54% through May 26, 2027	15,425	18,143

Total long-term debt	32,994	38,023
Less: current portion	(10,451)	(10,174)
Long-term debt net of current portion	$22,543	$27,849

On April 28, 2020, the Company secured a construction loan to be used to develop the land purchased in the third quarter of 2019. The loan is for $221,000, bears interest at the rate of 6.25% and is repayable one year after issuance. The loan has been further extended to October 28, 2022 (see Note 9, below). As of March 31, 2022, no proceeds have been drawn on this instrument.

Note 9. Subsequent events

Effective on April 26, 2021, the Company’s wholly-owned subsidiary, Reliant Custom Homes, Inc., entered into an Extension of Real Estate Note and Lien with First United Bank and Trust Co. (“First United”), pursuant to which First United agreed to extend the due date of our $221,000 borrowing facility in connection with the construction loan on our custom home, which had a balance of $0 as of the date of the agreement, March 31, 2022, from April 28, 2022 to October 28, 2022. There were no other changes to the terms of the loan. Amounts borrowed under the loan bear interest at the rate of 6.25%, are secured by the land on which the Company plans to build a custom home, and are guaranteed by Reliant Pools, Inc., our wholly-owned subsidiary.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on April 13, 2021 (the “Annual Report”).

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2022 and 2021.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

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

Custom Homes

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it intends to construct a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build. The loan has been renewed and has been extended through October 28, 2022. To date, the Company’s subcontractors have completed the foundation and rough plumbing, and the Company plans to begin framing for the home in the next several weeks. The Company currently estimates completing construction on the home sometime in the third or fourth quarters of fiscal 2022.

The Company has not yet drawn any proceeds on the loan and has just started the construction of the home.

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

We plan to market our custom home services beginning in the next few weeks.

Plan of Operations

We had a working capital deficit of $266,719 as of March 31, 2022. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Since the COVID-19 pandemic began, we have seen a sharp increase in demand for pools, which we attribute to more people working from home, and sheltering in place. We currently have a backlog which continues into August 2022. We are unclear whether the current demand for pools will continue, if and when, individuals begin working from their offices again. Notwithstanding that, things are currently getting back to close to normal (with a few exceptions) as to the availability of equipment, after experiencing delays in obtaining required equipment from the 2021 winter storms which affected the Austin area and supply chain constraints. Overall, demand for trade workers is extremely high, which has resulted in higher prices for pools, which we attempt to pass on to customers as much as possible.

Results of Operations

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

We had revenue of $1,031,284 for the three months ended March 31, 2022, compared to revenue of $583,061 for the three months ended March 31, 2021, an increase of $448,223 or 76.8% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue increased during the current period due to an increase in pool count during the comparable periods and general timing of contracts as well as the higher priced pools being completed in the current period. We have seen an increase in the demand for pools since March 2020, which we believe is due to more people working from home due to the COVID-19 pandemic.

We had cost of goods sold of $818,584 for the three months ended March 31, 2022, compared to cost of goods sold of $472,505 for the three months ended March 31, 2021, an increase of $346,079 or 73.2% from the prior period.

Cost of goods sold increased mainly due to an increase in decking, plaster and labor costs, due to the increased demand we are seeing for such items due to the overall increase in demand for pools in the Austin, Texas area, as well as shortages of labor and increases in labor costs (due to COVID-19 and the overall increase in demand) and both shortages in, and increases in the cost of, equipment, as discussed in greater detail above. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. In general, costs of goods sold for the three months ended March 31, 2022 were higher than for the three months ended March 31, 2021, due to an increase in the number of pools we are building and an overall increase in material and labor costs due to inflation and in certain cases supply constraints. The expenses which attributed to the increase in cost of goods sold for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, included:

	For the Three	For the Three
	Months Ended	Months Ended
Cost of Goods Sold Expense	March 31, 2022	March 31, 2021	Increase / (Decrease)	Percentage Change
Cost of decking	$104,008	$49,745	$54,263	109%
Plaster used in the construction of pools	38,331	32,859	5,472	17%
Gunite used in the construction of pools	89,169	48,180	40,989	85%
Pool equipment used to filter and circulate the water used in our pools	136,798	57,235	79,563	139%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	179,732	70,422	109,310	155%
Excavation and steel expenses	91,043	82,768	8,275	10%
Other, including labor	179,503	131,296	48,207	37%
Total	$818,584	$472,505	$346,079	73%

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

We had a gross margin of $212,700 for the three months ended March 31, 2022, compared to a gross margin of $110,556 for the three months ended March 31, 2021, an increase of $102,144 or 92.4% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 20.6% and 19.0% for the three months ended March 31, 2022 and 2021, respectively. Gross margin as a percentage of revenue decreased due to higher construction costs resulting from increased demand for materials and labor and increased material and labor costs.

We had operating expenses consisting solely of general and administrative expenses of $215,145 for the three months ended March 31, 2022, compared to operating expenses consisting solely of general and administrative expenses of $515,845 for the three months ended March 31, 2021 (including $337,000 of stock-based expenses described below under “Liquidity and Capital Resources”). Operating expenses decreased by $300,700 or 58.3% from the prior period mainly due to the stock-based compensation expenses in the 2021 period, as discussed in greater detail below.

We had interest income of $89 for the three months ended March 31, 2022, compared to interest income of $0 for the three months ended March 31, 2021. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $473 and $403, for the three months ended March 31, 2022 and 2021, respectively, due to interest paid in connection with the purchase of a car used by our Chief Executive Officer, as described in greater detail under “Liquidity and Capital Resources” below.

We had net loss of $2,829 for the three months ended March 31, 2022, compared to a net loss of $405,692 for the three months ended March 31, 2021, a decrease in net loss of $402,863 or 99.3%, mainly due to the $448,223 or 76.9% increase in revenues and the 300,700 or 58.3% decrease in operating expenses, offset by the $346,079 or 73.2% increase in cost of goods sold, each as described above.

Liquidity and Capital Resources

We had total assets of $526,177 as of March 31, 2022, consisting of total current assets of $471,614, which included cash of $344,218, house and real estate inventory of $65,158, federal income tax receivable of $416, contract assets of $41,207, accounts receivable of $1,405, and prepaid expenses of $19,210, and equipment, net of accumulated depreciation, of $54,563. Federal income tax receivable relates to a payment made by the Company to the United States Treasury in March 2016, in anticipation of the Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the years ended December 31, 2016, 2017, 2018, 2019, 2020 or 2021, due to the Company’s net losses, the utilization of a net loss carryforward and application of prepaid taxes. Included in real estate inventory as of March 31, 2022 is the value of the land and construction costs incurred to date, which the Company acquired in the third quarter of 2019, and is currently building a custom home on, as discussed above. Contract assets include estimated earnings in excess of billings on uncompleted contracts. Equipment relates to the vehicle discussed below.

We had total liabilities of $760,876 as of March 31, 2022, which included current liabilities of $738,333, including accounts payable and accrued liabilities of $109,808, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $618,073, and current portion of note payable of $10,451, and long-term liabilities consisting of a long-term note payable, net of current portion of $22,543 relating to a vehicle (discussed below)

On February 11, 2020, we purchased a Hyundai Genesis G80. The Vehicle had a total purchase price of $50,616, including $11,000 which was paid as a down payment in cash. We entered into a term note, secured by the vehicle, for the remaining amount of the purchase price, which amount accrues interest at the rate of 3.99% per annum and is payable at the rate of $660 per month through maturity on February 27, 2025.

On April 28, 2020, the Company secured a construction loan from First United Bank and Trust Company to be used to develop the land purchased in the third quarter of 2019. The loan is in the amount of $221,000, bears interest at the rate of 6.25% per annum and is currently repayable on October 28, 2022. As of March 31, 2022 and December 31, 2021, and through the date of this filing, no amount had been advanced on the loan.

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

We had a working capital deficit of $234,699 as of March 31, 2022, compared to a working capital deficit of $262,518 as of December 31, 2021.

We had $9,251 of net cash provided by operating activities for the three months ended March 31, 2022, as compared to $131,473 in net cash provided by operating activities for the three months ended March 31, 2021. Net cash provided by operating activities for the 2022 period was mainly due to $29,213 of increase in accounts payable and accrued liabilities, $34,347 of increase in contract liabilities, offset by $2,829 in net loss, $33,882 of decrease in contract assets and $19,437 of decrease in house and real estate inventory. For the 2021 period, net cash provided by operating activities was mainly due to a $147,627 increase in contract liabilities and a $337,000 increase in stock-based compensation, offset by $405,692 of net loss. Stock based compensation includes the issuance, on January 27, 2021, of 700,000 shares of restricted common stock to Elijah May, its sole officer and director, 200,000 shares of restricted common stock to Joel Hefner, the Vice President of Reliant Pools, a non-executive officer position, and 700,000 shares of restricted common stock to Michael Chavez, a consultant to the Company, each in consideration for services rendered. The shares were valued at $0.20 per share, the closing price of the Company’s stock on January 27, 2021. Also, on December 4, 2020, the Company entered into an investor relations agreement and issued a total of 200,000 shares of restricted common stock in exchange for a six-month service period. The stock was valued at $34,000 at the date of grant and was recognized over the service period. During the three months ended March 31, 2021, the Company recognized $337,000 of stock-based expense related to these shares.

We had $5,029 of net cash used in financing activities for the three months ended March 31, 2022 as compared to $2,749 of cash used in financing activities for the three months ended March 31, 2021, which were due to payments on our vehicle loans.

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

“Note 1. The Company and Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and “Note 1. The Company, Summary of Significant Accounting Policies and Going Concern” in the Notes to Consolidated Financial Statements in Part II, Item 8, of the 2021 Annual Report, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 13, 2022, under the heading “Item 1A. Risk Factors”, which are incorporated by reference herein, except as discussed below, and investors should review the risks provided in the Annual Report and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The demand for our swimming pools may be adversely affected by changes in consumer discretionary spending or unfavorable economic conditions.

Consumer discretionary spending significantly affects our sales and is impacted by factors outside of our control, including general economic conditions, the residential housing market, unemployment rates, wage levels, interest rate fluctuations, inflation, disposable income levels, consumer confidence and access to credit. In economic downturns, the demand for swimming pools may decline, often corresponding with declines in discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance. Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

We believe that homeowners’ access to consumer credit at attractive interest rates is a critical factor enabling the purchase of new pools. Between late 2006 and early 2010, the unfavorable economic conditions and downturn in the housing market resulted in significant tightening of credit markets, which limited the ability of consumers to access financing for new swimming pools. Any similar tightening of consumer credit or any increase in interest rates in the future could prevent consumers from obtaining financing for pool and related outdoor projects, which could negatively impact our sales.

Discretionary spending is often adversely affected during times of economic, social or political uncertainty. The potential for natural or man-made disasters or extreme weather, geopolitical events and security issues, labor or trade disputes and similar events could create these types of uncertainties and negatively impact our business in ways that we cannot presently predict.

Supply shortages and other risks related to the demand for skilled labor and materials could increase costs, delay deliveries and could adversely affect our financial condition and results of operations.

The pool construction industry experiences price fluctuations and shortages in labor and materials from time to time. Shortages in labor can be due to shortages in qualified trades people, changes in immigration laws and trends in labor migration, lack of availability of adequate utility infrastructure and services, or our need to rely on local subcontractors who may not be adequately capitalized or insured. Shortages of materials can be due to certain disruptions, such as natural disasters, civil or political unrest, trade disputes, difficulties in production or delivery or health issues like the COVID-19 pandemic. Labor and material shortages can be more severe during periods of strong demand for constructive services or during periods in which the markets where we operate experience natural disasters such as hurricanes, severe weather or flooding. Pricing for labor and materials can be affected by the factors discussed above, changes in energy prices, and various other national, regional and local economic and political factors, including inflation and increases due to lack of supply. If we are not able to successfully offset any such increased costs through higher sales prices, it could adversely affect our margin and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2022 and from the period from April 1, 2022 to the filing date of this Report.

Use of Proceeds From Sale of Registered Securities

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

Effective on April 26, 2021, the Company’s wholly-owned subsidiary, Reliant Custom Homes, Inc., entered into an Extension of Real Estate Note and Lien with First United Bank and Trust Co. (“First United”), pursuant to which First United agreed to extend the due date of our $221,000 borrowing facility in connection with the construction loan on our custom home, which had a balance of $0 as of the date of the agreement, March 31, 2022, and the date of this filing, from April 28, 2022 to October 28, 2022. There were no other changes to the terms of the loan. Amounts borrowed under the loan bear interest at the rate of 6.25%, are secured by the land on which the Company plans to build a custom home, and are guaranteed by Reliant Pools, Inc., our wholly-owned subsidiary.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information and disclosures in Item 1.01, above, are incorporated by reference into this Item 2.03 in their entirety.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/2016	333-214274
3.2	Certificate of Designations of Reliant Holdings, Inc., Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Preferred Stock, filed with the Secretary of State of Nevada on June 15, 2021		8-K	3.1	6/17/2021	000-56012
3.3	Amended and Restated Bylaws		S-1	3.2	10/27/2016	333-214274
4.1	Description of Securities of the Registrant		10-K	4.1	4/13/2022	000-56012
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/2016	333-214274
10.2†	Voting Agreement, dated as of November 3, 2017, by and among Michael Chavez and Elijah May		8-K	10.1	11/7/2017	333-214274
10.3	Form of Construction Loan Agreement dated April 28, 2020, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.7	5/19/2020	000-56012
10.4	Form of Promissory Note in the amount of $221,000, dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.8	5/19/2020	000-56012
10.5	Form of Commercial Guaranty dated April 28, 2020, by Reliant Holdings, Inc., in favor of First United Bank and Trust Co.		10-Q	10.9	5/19/2020	000-56012
10.6	Form of Commercial Guaranty dated April 28, 2020, by Reliant Pools, Inc., in favor of First United Bank and Trust Co.		10-Q	10.1	5/19/2020	000-56012
10.7	Form of Construction Deed of Trust Form dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.11	5/19/2020	000-56012
10.8	Paycheck Protection Program Promissory Note and Agreement dated May 4, 2020 by and between Wells Fargo Bank N.A. and Reliant Pools, Inc., evidencing the loan of $51,113		10-Q	10.12	5/19/2020	000-56012
10.9†	Lock-Up Agreement dated January 27, 2021, between Reliant Holdings, Inc. and Michael Chavez		10-K	10.9	3/31/2021	000-56012

10.10†	Reliant Holdings, Inc. 2021 Equity Incentive Plan		8-K	10.2	6/17/2021	000-56012
10.11†	Form of 2021 Equity Incentive Plan Option Award Grant Agreement		S-8	4.1	8/3/2021	333-258392
10.12†	Form of 2021 Equity Incentive Plan Restricted Stock Grant Agreement		S-8	4.2	8/3/2021	333-258392
10.13	Extension of Real Estate Note and Lien dated April 26, 2021, by and between Reliant Custom Homes, Inc. and Frist United Bank and Trust Co.		10-Q	10.13	8/16/2021	000-56012
10.14	Extension of Real Estate Note and Lien dated November 1, 2022, by and between Reliant Custom Homes, Inc. and Frist United Bank and Trust Co.		10-K	10.14	4/13/2022	000-56012
10.15	Extension of Real Estate Note and Lien dated April 26, 2022, by and between Reliant Custom Homes, Inc. and Frist United Bank and Trust Co.	☒
14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/2016	333-214274
16.1	Letter to Securities and Exchange Commission from LBB & Associates Ltd., LLP, dated March 2, 2020		8-K	16.1	3/3/2020	000-56012
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
31.2**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	☒

* Filed herewith.

** Furnished Herewith.

† Exhibit constitutes a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT HOLDINGS, INC.

Date: May 17, 2022	By:	/s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

