Form 10-Q
period 2022-06-30
Reliant Holdings, Inc.
filed 2022-08-15
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2022

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 16,385,000 shares of common stock are issued and outstanding as of August 11, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services;
●	lack of insurance policies;
●	dependence on a small number of customers;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	client lawsuits, damages, judgments and settlements required to be paid in connection therewith and the effects thereof on our reputation;
●	health risks, economic slowdowns and rescissions and other negative outcomes caused by COVID-19 and governmental responses thereto;
●	increased inflation, interest rates and supply constraints, and possible recessions;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included under “Risk Factors” below.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$256,548	$339,996
Accounts receivable	1,405	1,405
Federal income tax receivable	416	416
House and real estate inventory	184,996	45,721
Contract assets	24,195	7,325
Prepaid expenses	19,210	17,114

Total current assets	486,770	411,977

Equipment, net of accumulated depreciation of $61,694 and $43,506 as of
June 30, 2022 and December 31, 2021, respectively	50,668	58,497
Right-of-use asset	44,820	-

Total Assets	$582,258	$470,474

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$59,100	$80,595
Contract liabilities	515,219	583,726
Construction loan	53,415	-
Current portion of note payable	10,451	10,174
Current portion of right-of-use liability	24,860	-

Total current liabilities	663,045	674,495

Long-term note payable, net of current portion	17,445	27,849
Right-of-use liability	20,027	-

Total Liabilities	700,517	702,344

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, 5,000,000 shares authorized, $0.001 par value,
0 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Preferred stock Series A, 1,000 shares authorized, $0.001 par value,
1,000 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Common stock, 70,000,000 shares authorized, $0.001 par value,
16,385,000 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	16,385	16,385
Additional paid-in capital	396,564	396,564
Accumulated deficit	(531,209)	(644,820)

Total Stockholders’ Deficit	(118,259)	(231,870)

Total Liabilities and Stockholders’ Deficit	$582,258	$470,474

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$1,046,820	$807,463	$2,078,104	$1,390,524
Cost of goods sold	(729,525)	(498,860)	(1,548,109)	(971,365)
Gross margin	317,295	308,603	529,995	419,159

Operating expenses
General and administrative	199,786	217,890	414,931	733,735

Total operating expenses	(199,786)	(217,890)	(414,931)	(733,735)

Income (loss) from operations	117,509	90,713	115,064	(314,576)

Other income (expense)
Interest income	117	6	206	6
Interest expense	(1,186)	(90)	(1,659)	(493)
Gain on forgiveness of debt	-	51,577	-	51,577

Total other income (expense)	(1,069)	51,493	(1,453)	51,090

Income (loss) before income taxes	116,440	142,206	113,611	(263,486)

Provision for income tax	-	-	-	-

Net income (loss)	$116,440	$142,206	$113,611	$(263,486)

Net loss per share - basic and diluted	$0.01	$0.01	$0.01	$(0.02)

Weighted average common shares outstanding	16,385,000	16,185,000	16,385,000	15,953,889

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

For the three months ended June 30, 2022 and 2021

(unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2021	1,000	$1	16,385,000	$16,385	$396,564	$(644,820)	$(231,870)
							-
Net loss	-	-	-	-	-	(2,829)	(2,829)
Balance March 31, 2022	1,000	$1	16,385,000	$16,385	$396,564	$(647,649)	$(234,699)

Net income	-	-	-	-	-	116,440	116,440

Balance June 30, 2022	1,000	$1	16,385,000	$16,385	$396,564	$(531,209)	$(118,259)

Balance December 31, 2020	-	$-	14,785,000	$14,785	$48,832	$(209,623)	$(146,006)

Stock-based compensation	-	-	1,600,000	1,600	335,400	-	337,000

Net loss	-	-	-	-	-	(405,692)	(405,692)

Balance March 31, 2021	-	$-	16,385,000	$16,385	$384,232	$(615,315)	$(214,698)

Stock-based compensation	-	-	-	-	11,333	-	11,333

Preferred Shares issued for Compensation	1,000	1	-	-	999	-	1,000

Net income	-	-	-	-	-	142,206	142,206
Balance June 30, 2021	1,000	$1	16,385,000	$16,385	$396,564	$(473,109)	$(60,159)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30,
	2022	2021
Operating Activities
Net income (loss)	$113,611	$(263,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	-	349,333
Depreciation	7,829	4,680
Amortization of right of use assets - operating leases	6,005	-
Gain on forgiveness of debt	-	(51,577)
Changes in operating assets and liabilities:
Accounts receivable	-	2,119
Contract assets	(16,870)	50,782
House and real estate inventory	(139,275)	(11,523)
Prepaid and other current assets	(2,096)	562
Contract liabilities	(68,507)	86,607
Accounts payable and accrued liabilities	(21,495)	(38,089)

Net cash (used in) provided by operating activities	(120,798)	129,408

Financing Activities
Proceeds from construction loan	53,415	-
Payments on note payable	(10,127)	(4,636)
Payments on right-of-use liability	(5,938)	-

Net cash provided by (used in) financing activities	37,350	(4,636)

Net change in cash	(83,448)	124,772
Cash - beginning of period	339,996	192,567
Cash - end of period	$256,548	$317,339

Supplemental Disclosures
Interest paid	$1,659	$493
Income taxes paid	$-	$-

Supplemental non-cash investing and financing activities
Establishment of right-of-use asset	$50,825	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Three and Six Months ended June 30, 2022 and 2021

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

The consolidated financial statements and related disclosures as of June 30, 2022 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2021 and 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 13, 2022. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ended December 31, 2022.

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

Backlog

On June 30, 2022, we had approximately $3,171,959 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2022.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract were material to our consolidated financial statements for the six months ended June 30, 2022.

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

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities, include customer deposit liabilities related to homes sold but not yet delivered to buyers, totaled $0 at June 30, 2022 and December 31, 2021, respectively, related to Home and Land revenue. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit.

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

Equipment

Equipment, consisting mainly of Company vehicles, is stated at cost. The Company depreciates the cost of equipment using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewal improvements are capitalized. During the six months ended June 30, 2022 and 2021, depreciation expense was $7,829 and $4,680, respectively. The estimated useful lives of the Company vehicles are five years.

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

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our home and real estate inventory for indicators of impairment by property during each reporting period. If indicators of impairment are present for a property, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three months ended June 30, 2022 we recorded $0 of impairment charges.

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as ASC Topic 260, ”Earnings (Loss) per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were no dilutive shares outstanding during the six months ended June 30, 2022 and 2021.

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

Note 2. Accounts Receivable

Accounts receivable consisted of the following:
	June 30,	December 31,
	2022	2021
Contract receivables	$4,405	1,405
Less: Allowance for doubtful accounts	(3,000)	-
Accounts receivable, net	$1,405	$1,405

The Company recognized no bad debt expense during the six months ended June 30, 2022 and 2021.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	June 30,	December 31,
	2022	2021
Costs on uncompleted contracts	$1,394,298	$689,237
Estimated earnings	418,230	226,669
	1,812,528	915,906
Less: Progress billings	2,303,552	1,492,307
Contract liabilities, net	$(491,024)	$(576,401)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	June 30, 2022	December 31, 2021
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,195	7,325
Billings in excess of costs and estimated earnings on uncompleted contracts	(515,219)	(583,726)
Contract liabilities	$(491,024)	(576,401)

Note 4. Concentration of Risk

The Company had gross revenue of $2,078,104 and $1,390,524 for the six months ended June 30, 2022 and 2021, respectively. There were no customers representing more than 10% of gross revenue for the six months ended June 30, 2022.

Note 5. Related Party Transactions

The Company compensated Michael Chavez, a greater than 10% shareholder of the Company, as a consultant to the Company, in the amount totaling $18,000 and $36,000, for the six months ended June 30, 2022 and 2021, respectively. Additionally, during the three months ended June 30, 2021, the Company issued Mr. Chavez 700,000 shares of restricted common stock, in consideration for services rendered. The shares were valued at $140,000 or $0.20 per share, the closing price of the Company’s stock on January 27, 2021.

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

Note 7. Leases

The Company leases approximately 1,000 square feet of office space in Austin, Texas. On March 28, 2022, the Company entered into a new lease agreement for the office space, which has a term of 24 months, through March 31, 2024, and a monthly rental cost of $1,515 for the period from April 1, 2022 to March 31, 2023 and $1,560 per month from April 1, 2023 to March 31, 2024, together with costs and expenses of approximately $725 per month for 2022. The real property lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The components of lease expense were as follows:

For the six
Months Ended
June 30,
2022
Finance lease cost:
Amortization of assets	6,006
Interest on lease liabilities	782
Total net lease cost	$6,788

Supplemental balance sheet information related to leases was as follows:

June 30,
2022
Finance lease:
Equipment, at cost	$50,825
Accumulated amortization	(6,006)
Equipment, net	$44,819

Current portion of finance lease liabilities	$24,860
Noncurrent finance lease liabilities	20,027
Total finance lease liabilities	$44,887

Weighted average remaining lease term:
Finance leases	1.75 years

Weighted average discount rate:
Finance lease	6.40

Supplemental cash flow and other information related to leases was as follows:

For the six
Months Ended
June 30,
2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows used for finance leases	$5,938

Leased assets obtained in exchange for lease liabilities:
Total finance lease liabilities	$50,825

Future minimum annual lease payments required under the finance lease and the present value of the net minimum lease payments are as follows at June 30, 2022:

Fiscal Year Ending	Minimum Lease
September 30,	Commitments
2022 (for the six months remaining)	$13,440
2023	34,140
2024	-
2025	-
2026	-
Total future undiscounted lease payments	47,580
Less interest	2,693
Present value of lease payments	44,887
Less current portion	24,860
Long-term operating lease liabilities	$20,027

Lease expense was $12,255 and $11,650 for the six months ended June 30, 2022 and 2021, respectively.

Note 8. Commitments and Contingencies

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

During the year ended December 31, 2021, the Company paid Mr. Moats $65,000, pursuant to the settlement agreement, leaving $15,000 in accrued liabilities related to the above pending lawsuit with Mr. Moats. As of June 30, 2022, the final payment of $15,000 was paid to Mr. Moats.

Note 9. Note Payable

	June 30, 2022	December 31, 2021
Term note with a bank secured by car, payable in monthly installments of $660, including interest at 3.99% through February 27, 2025	$15,234	$19,879

Term note with a bank secured by car, payable in monthly installments of $1,000, including interest at 6.54% through May 26, 2027	12,662	18,144

Total long-term debt	27,896	38,023
Less: current portion	(10,451)	(10,174)
Long-term debt net of current portion	$17,445	$27,849

Note 10. Construction Loan

On April 28, 2020, the Company secured a construction loan to be used to develop the land purchased in the third quarter of 2019. The loan is for $221,000, and amounts borrowed against the loan bear interest at the rate of 6.25% and was originally repayable one year after issuance. Effective on April 26, 2021, the loan has been extended to October 28, 2022. There were no other changes to the terms of the loan. Amounts borrowed under the loan are secured by the land on which the Company is in the process of building a custom home, and are guaranteed by Reliant Pools, Inc., our wholly-owned subsidiary. As of June 30, 2022, the Company had borrowed $53,415 against the loan.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2022 and 2021.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

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

Custom Homes

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. The Company is exploring opportunities to expand operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it intends to construct a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build, of which $53,415 was outstanding as of June 30, 2022, which funds were used for building materials. The loan has been renewed and has been extended through October 28, 2022. To date, the Company’s subcontractors have completed the framing and the Company plans to begin roofing the home in the next several weeks. The Company currently estimates completing construction on the home sometime in the third or fourth quarters of fiscal 2022.

The construction of our planned custom home is being conducted under the supervision of an on-site construction manager. Substantially all of our construction work has been, and is planned to continue to be performed by independent subcontractors under contracts that establish a specific scope of work at an agreed-upon price. In addition, we anticipate that our construction field manager will interact with homebuyers throughout the construction process and instruct homebuyers on post-closing home maintenance.

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

Plan of Operations

We had a working capital deficit of $176,275 as of June 30, 2022. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite which we intend to construct a custom home on which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

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

Results of Operations

For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

We had revenue of $1,046,820 for the three months ended June 30, 2022, compared to revenue of $807,463 for the three months ended June 30, 2021, an increase of $239,357 or 30% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue increased during the current period due to an increase in pool count during the comparable periods and general timing of contracts as well as the higher priced pools being completed in the current period. We have seen an increase in the demand for pools since March 2020, which we believe is due to more people working from home due to the COVID-19 pandemic.

We had cost of goods sold of $729,525 for the three months ended June 30, 2022, compared to cost of goods sold of $498,860 for the three months ended June 30, 2021, an increase of $230,665 or 46% from the prior period.

Cost of goods sold increased mainly due to an increase in masonry, stone and tile installed in and around our pools and coping expenses associated therewith and increased labor and other costs, mainly due to increased costs of materials and labor due to supply constraints and increases in pricing due to inflation. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. In general, costs of goods sold for the three months ended June 30, 2022 were higher than for the three months ended June 30, 2021, due to an increase in the number of pools we are building and an overall increase in material and labor costs due to inflation and in certain cases supply constraints. The expenses which attributed to the increase in cost of goods sold for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, included:

	For the Three	For the Three
	Months Ended	Months Ended	Increase /	Percentage
Cost of Goods Sold Expense	June 30, 2022	June 30, 2021	(Decrease)	Change
Cost of decking	$71,506	$53,110	$18,396	34.6%
Plaster used in the construction of pools	34,925	17,899	17,026	95.1%
Gunite used in the construction of pools	65,870	82,769	(16,899)	-20.4%
Pool equipment used to filter and circulate the water used in our pools	95,810	88,239	7,571	8.6%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	79,950	44,021	35,929	81.6%
Excavation and steel expenses	98,610	81,829	16,781	20.5%
Other, including labor	282,854	130,993	151,861	115.9%
Total	$729,525	$498,860	$230,665	46.2%

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

We had a gross margin of $317,295 for the three months ended June 30, 2022, compared to a gross margin of $308,603 for the three months ended June 30, 2021, an increase of $8,692 or 3% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 30.3% and 38.2% for the three months ended June 30, 2022 and 2021, respectively. Gross margin as a percentage of revenue decreased due to higher construction costs resulting from increased demand for materials and labor and increased material and labor costs.

We had operating expenses consisting solely of general and administrative expenses of $199,786 for the three months ended June 30, 2022, compared to operating expenses consisting solely of general and administrative expenses of $217,890 for the three months ended June 30, 2021 (including $12,333 of stock-based expenses described below under “Liquidity and Capital Resources”). Operating expenses decreased by $18,104 or 8% from the prior period mainly due to the stock-based compensation expenses in the 2021 period, as discussed in greater detail below.

We had interest income of $117 for the three months ended June 30, 2022, compared to interest income of $6 for the three months ended June 30, 2021. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $1,186 and $90, for the three months ended June 30, 2022 and 2021, respectively, due to interest paid in connection with loans for Company vehicles, including a car used by our Chief Executive Officer and amounts outstanding on our construction loan, each as described in greater detail under “Liquidity and Capital Resources” below.

We had no gain on forgiveness of debt for the three months ended June 30, 2022, compared to a gain on forgiveness of debt of $51,577 for the three months ended June 30, 2021. The gain on forgiveness of debt for the three months ended June 30, 2021, was in connection with the forgiveness of the PPP Note as discussed below under “Liquidity and Capital Resources”.

We had net income of $116,440 for the three months ended June 30, 2022, compared to a net loss of $142,206 for the three months ended June 30, 2021, a decrease in net loss of $25,766 or 18%, mainly due to the $230,665 or 46% increase in cost of goods sold, offset by the $239,357 increase in revenues and the $18,104 decrease in general and administrative expenses.

For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

We had revenue of $2,078,104 for the six months ended June 30, 2022, compared to revenue of $1,390,524 for the six months ended June 30, 2021, an increase of $687,580 or 49% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue increased during the current period due to an increase in pool count during the comparable periods and general timing of contracts as well as the higher priced pools being completed in the current period. We have seen an increase in the demand for pools since March 2020, which we believe is due to more people working from home due to the COVID-19 pandemic.

We had cost of goods sold of $1,548,109 for the six months ended June 30, 2022, compared to cost of goods sold of $971,365 for the six months ended June 30, 2021, an increase of $576,744 or 59% from the prior period.

Cost of goods sold increased mainly due to an increase in masonry, stone and tile installed in and around our pools and coping expenses associated therewith and increased labor and other costs, mainly due to increased costs of materials and labor due to supply constraints and increases in pricing due to inflation. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. In general, costs of goods sold for the six months ended June 30, 2022 were higher than for the six months ended June 30, 2021, due to an increase in the number of pools we are building and an overall increase in material and labor costs due to inflation and in certain cases supply constraints. The expenses which attributed to the increase in cost of goods sold for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, included:

	For the Six	For the Six
	Months Ended	Months Ended	Increase/	Percentage
Cost of Goods Sold Expense	June 30, 2022	June 30, 2021	(Decrease)	Change
Cost of decking	$175,514	$102,855	$72,659	70.6%
Plaster used in the construction of pools	73,256	50,758	22,498	44.3%
Gunite used in the construction of pools	155,039	130,949	24,090	18.4%
Pool equipment used to filter and circulate the water used in our pools	232,608	145,474	87,134	59.9%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	259,682	114,443	145,239	126.9%
Excavation and steel expenses	189,653	164,597	25,056	15.2%
Other, including labor	462,357	262,289	200,068	76.3%
Total	$1,548,109	$971,365	$576,744	59.4%

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

We had a gross margin of $529,995 for the six months ended June 30, 2022, compared to a gross margin of $419,159 for the six months ended June 30, 2021, an increase of $110,836 or 26% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 25.5% and 30.1% for the six months ended June 30, 2022 and 2021, respectively. Gross margin as a percentage of revenue decreased due to higher construction costs resulting from increased demand for materials and labor and increased material and labor costs.

We had operating expenses consisting solely of general and administrative expenses of $414,931 for the six months ended June 30, 2022, compared to operating expenses consisting solely of general and administrative expenses of $733,735 for the six months ended June 30, 2021 (including $349,333 of stock-based expenses described below under “Liquidity and Capital Resources”). Operating expenses decreased by $318,804 or 43% from the prior period mainly due to the stock-based compensation expenses in the 2021 period, as discussed in greater detail below.

We had interest income of $206 for the six months ended June 30, 2022, compared to interest income of $6 for the six months ended June 30, 2021. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $1,659 and $493, for the six months ended June 30, 2022 and 2021, respectively, due to interest paid in connection with loans for Company vehicles, including a car used by our Chief Executive Officer and amounts outstanding on our construction loan, each as described in greater detail under “Liquidity and Capital Resources” below.

We had a gain on forgiveness of debt of $51,577 for the six months ended June 30, 2021, compared to no gain or loss on the forgiveness of debt for the six months ended June 30, 2022. The gain on forgiveness of debt for the three months ended June 30, 2021, was in connection with the forgiveness of the PPP Note as discussed below under “Liquidity and Capital Resources”.

We had net income of $113,611 for the six months ended June 30, 2022, compared to a net loss of $263,486 for the six months ended June 30, 2021, an increase in net income of $377,097 or 143%, mainly due to the $687,580 increase in revenues and $318,804 decrease in general and administrative expenses, offset by the $110,836 increase in cost of goods sold and $51,577 decrease in gain on forgiveness of debt, each as described above.

Liquidity and Capital Resources

We had total assets of $582,258 as of June 30, 2022, consisting of total current assets of $486,770, which included cash of $256,548, house and real estate inventory of $184,996, federal income tax receivable of $416, contract assets of $24,195, accounts receivable of $1,405, and prepaid expenses of $19,210, equipment, net of accumulated depreciation, of $50,668 and right-of-use asset of $44,820. Federal income tax receivable relates to a payment made by the Company to the United States Treasury in March 2016, in anticipation of the Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the years ended December 31, 2016, 2017, 2018, 2019, 2020 or 2021, due to the Company’s net losses, the utilization of a net loss carryforward and application of prepaid taxes. Included in real estate inventory as of June 30, 2022 is the value of the land and construction costs incurred to date, which the Company acquired in the third quarter of 2019, and is currently building a custom home on, as discussed above. Contract assets include estimated earnings in excess of billings on uncompleted contracts. Equipment relates to the vehicle discussed below.

We had total liabilities of $700,517 as of June 30, 2022, which included current liabilities of $663,045, including accounts payable and accrued liabilities of $59,100, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $515,219, current portion of note payable of $10,451, construction loan of $53,415, and current portion of right-of-use liability of $24,860, and long-term liabilities consisting of a long-term note payable, net of current portion, of $17,445 relating to certain vehicles (discussed below) and $20,027 of right-to-use liability.

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

On April 28, 2020, the Company secured a construction loan from First United Bank and Trust Company to be used to develop the land purchased in the third quarter of 2019. The loan is in the amount of $221,000, bears interest at the rate of 6.25% per annum and is currently repayable on October 28, 2022. As of June 30, 2022 a total of $53,415 was outstanding on the loan.

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

We had a working capital deficit of $176,275 as of June 30, 2022, compared to a working capital deficit of $262,518 as of December 31, 2021.

We had $120,798 of net cash used in operating activities for the six months ended June 30, 2022, as compared to $129,408 of net cash provided by operating activities for the six months ended June 30, 2021. Net cash used in operating activities for the 2022 period was mainly due to $139,275 of house and real estate inventory, a reduction of $68,507 in contract liabilities and $21,495 of accounts payable and accrued liabilities offset by $113,611 of net income. For the 2021 period, net cash provided by operating activities was mainly due to $349,333 of stock-based compensation and $86,607 of increase in contract liabilities, offset by $263,486 of net loss. Stock based compensation includes the issuance, on January 27, 2021, of 700,000 shares of restricted common stock to Elijah May, our sole officer and director, 200,000 shares of restricted common stock to Joel Hefner, the Vice President of Reliant Pools, a non-executive officer position, and 700,000 shares of restricted common stock to Michael Chavez, a consultant to the Company, each in consideration for services rendered. The shares were valued at $0.20 per share, the closing price of the Company’s stock on January 27, 2021. Also, on December 4, 2020, the Company entered into an investor relations agreement and issued a total of 200,000 shares of restricted common stock in exchange for a six-month service period. The stock was valued at $34,000 at the date of grant and was recognized over the service period. During the three months ended June 30, 2021, the Company recognized $337,000 of stock-based expense related to these shares.

We had $37,350 of net cash provided by financing activities for the six months ended June 30, 2022, which was mainly due to $53,415 of proceeds from our construction loan offset by $10,127 of payments on the notes payable related to our vehicle loans and $5,938 of payments on right-of-use liability, as compared to $4,636 of cash used in financing activities for the six months ended June 30, 2021, which were due to payments on our vehicle loans.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I” - “Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 8. Commitments and Contingencies”.

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

We believe that homeowners’ access to consumer credit at attractive interest rates is a critical factor enabling the purchase of new pools. Between late 2006 and early 2010, the unfavorable economic conditions and downturn in the housing market resulted in significant tightening of credit markets, which limited the ability of consumers to access financing for new swimming pools. Any similar tightening of consumer credit or the current increase in interest rates could prevent consumers from obtaining financing for pool and related outdoor projects, which could negatively impact our sales.

Discretionary spending is often adversely affected during times of economic, social or political uncertainty. The potential for natural or man-made disasters or extreme weather, geopolitical events and security issues, labor or trade disputes and similar events could create these types of uncertainties and negatively impact our business in ways that we cannot presently predict.

Supply shortages and other risks related to the demand for skilled labor and materials have in the past and could in the future increase costs, delay deliveries and could adversely affect our financial condition and results of operations.

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

Economic uncertainty may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for our pools.

Our pools may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, inflation, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, particularly in light of the COVID-19 pandemic, and with increasing inflation and interest rates, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in employment, financial market instability, and uncertainties about the future. Unfavorable economic conditions have led and in the future may lead, consumers to delay or reduce purchases of our pools. Consumer demand for our products may decline as a result of an economic downturn, or economic uncertainty in the United States. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.

We have been and may continue to be negatively impacted by inflation.

Increases in inflation have had an adverse effect on us. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflict between the Ukraine and Russia. Continuing increases in inflation, have in the past, and could in the future, impact our costs of labor, equipment and services and the margins we are able to realize on our pools, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates, which in turn raises our cost of debt borrowing.

Our industry and the broader US economy have experienced higher than expected inflationary pressures in the first and second quarters of 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist, our business, results of operations and cash flows could be materially and adversely affected.

The first and second quarters of 2022 have seen significant increases in the costs of labor and certain materials and equipment, and longer lead times for such materials and equipment, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Recent supply chain constraints and inflationary pressures may in the future adversely impact our operating costs, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Increases in interest rates or decreases in mortgage availability may make purchasing a home more difficult or less desirable and may negatively impact our ability to sell our custom home.

In general, housing demand is adversely affected by increases in interest rates and a lack of availability of mortgage financing. We expect the buyer of our custom home to finance their home purchase through a third party lender providing mortgage financing. If mortgage interest rates continue to increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, we may have a more difficult time selling our custom home. The above risks can also indirectly impact us to the extent our customer needs to sell their existing home to purchase a custom home from us if the potential buyer of their home is unable to obtain mortgage financing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2022 and from the period from July 1, 2022 to the filing date of this Report.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/2016	333-214274
3.2	Certificate of Designations of Reliant Holdings, Inc., Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Preferred Stock, filed with the Secretary of State of Nevada on June 15, 2021		8-K	3.1	6/17/2021	000-56012
3.3	Amended and Restated Bylaws		S-1	3.2	10/27/2016	333-214274
4.1	Description of Securities of the Registrant		10-K	4.1	4/13/2022	000-56012
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/2016	333-214274
10.2†	Voting Agreement, dated as of November 3, 2017, by and among Michael Chavez and Elijah May		8-K	10.1	11/7/2017	333-214274
10.3	Form of Construction Loan Agreement dated April 28, 2020, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.7	5/19/2020	000-56012
10.4	Form of Promissory Note in the amount of $221,000, dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.8	5/19/2020	000-56012
10.5	Form of Commercial Guaranty dated April 28, 2020, by Reliant Holdings, Inc., in favor of First United Bank and Trust Co.		10-Q	10.9	5/19/2020	000-56012
10.6	Form of Commercial Guaranty dated April 28, 2020, by Reliant Pools, Inc., in favor of First United Bank and Trust Co.		10-Q	10.1	5/19/2020	000-56012
10.7	Form of Construction Deed of Trust Form dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.11	5/19/2020	000-56012
10.8	Paycheck Protection Program Promissory Note and Agreement dated May 4, 2020 by and between Wells Fargo Bank N.A. and Reliant Pools, Inc., evidencing the loan of $51,113		10-Q	10.12	5/19/2020	000-56012
10.9†	Lock-Up Agreement dated January 27, 2021, between Reliant Holdings, Inc. and Michael Chavez		10-K	10.9	3/31/2021	000-56012
10.10†	Reliant Holdings, Inc. 2021 Equity Incentive Plan		8-K	10.2	6/17/2021	000-56012
10.11†	Form of 2021 Equity Incentive Plan Option Award Grant Agreement		S-8	4.1	8/3/2021	333-258392
10.12†	Form of 2021 Equity Incentive Plan Restricted Stock Grant Agreement		S-8	4.2	8/3/2021	333-258392
10.13	Extension of Real Estate Note and Lien dated April 26, 2021, by and between Reliant Custom Homes, Inc. and Frist United Bank and Trust Co.		10-Q	10.13	8/16/2021	000-56012
10.14	Extension of Real Estate Note and Lien dated November 1, 2022, by and between Reliant Custom Homes, Inc. and Frist United Bank and Trust Co.		10-K	10.14	4/13/2022	000-56012
10.15	Extension of Real Estate Note and Lien dated April 26, 2022, by and between Reliant Custom Homes, Inc. and Frist United Bank and Trust Co.		10-Q	10.15	5/18/2022	000-56012
14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/2016	333-214274
16.1	Letter to Securities and Exchange Commission from LBB & Associates Ltd., LLP, dated March 2, 2020		8-K	16.1	3/3/2020	000-56012
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
31.2**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	☒

* Filed herewith.

** Furnished Herewith.

† Exhibit constitutes a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT HOLDINGS, INC.

Date: August 15, 2022	By:	/s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

