Form 10-Q
period 2022-09-30
Reliant Holdings, Inc.
filed 2022-11-15
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2022

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 16,385,000 shares of common stock are issued and outstanding as of November 15, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services;
●	lack of insurance policies;
●	dependence on a small number of customers;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	client lawsuits, damages, judgments and settlements required to be paid in connection therewith and the effects thereof on our reputation;
●	health risks, economic slowdowns and rescissions and other negative outcomes caused by COVID-19 and governmental responses thereto;
●	increased inflation, interest rates and supply constraints, and possible recessions caused thereby;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included under “Risk Factors” below.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$474,085	$339,996
Accounts receivable	-	1,405
Federal income tax receivable	416	416
House and real estate inventory	221,628	45,721
Contract assets	-	7,325
Prepaid expenses	6,771	17,114

Total current assets	702,900	411,977

Equipment, net of accumulated depreciation of $65,589 and $43,506 as of
September 30, 2022 and December 31, 2021, respectively	46,773	58,497
Right-of-use asset	38,718	-

Total Assets	$788,391	$470,474

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$82,029	$80,595
Contract liabilities	423,189	583,726
Construction loan	102,177	-
Current portion of note payable	11,017	10,174
Current portion of right-of-use liabilities	25,395	-

Total current liabilities	643,807	674,495

Long-term note payable, net of current portion	11,713	27,849
Right-of-use liability, net of current portion	13,458	-

Total Liabilities	668,978	702,344

Commitments and Contingencies

Stockholders' Deficit

Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Preferred stock Series A, 1,000 shares designated, $0.001 par value, 1,000 issued and outstanding as of September 30, 2022 and December 31, 2021	1	1
Common stock, 70,000,000 shares authorized, $0.001 par value, 16,385,000 issued and outstanding as of September 30, 2022 and December 31, 2021	16,385	16,385
Additional paid-in capital	396,564	396,564
Accumulated deficit	(293,537)	(644,820)

Total Stockholders' Deficit	(119,413)	(231,870)

Total Liabilities and Stockholders' Deficit	$788,391	$470,474

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$1,360,476	$616,470	$3,438,580	$2,006,994
Cost of goods sold	(910,152)	(523,719)	(2,458,261)	(1,495,084)
Gross margin	450,324	92,751	980,319	511,910

Operating expenses
General and administrative	211,817	149,507	626,748	883,242

Total operating expenses	(211,817)	(149,507)	(626,748)	(883,242)

Income (loss) from operations	238,507	(56,756)	353,571	(371,332)

Other income (expense)
Interest income	187	43	393	49
Interest expense	(1,022)	(237)	(2,681)	(730)
Gain on forgiveness of debt	-	-	-	51,577

Total other income (expense)	(835)	(194)	(2,288)	50,896

Income (loss) before income taxes	237,672	(56,950)	351,283	(320,436)

Provision for income tax	-	-	-	-

Net income (loss)	$237,672	$(56,950)	$351,283	$(320,436)

Net loss per share - basic and diluted	$0.01	$(0.00)	$0.02	$(0.02)

Weighted average common shares outstanding	16,385,000	16,385,000	16,385,000	16,232,059

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
For the Nine Months Ended September 30, 2022 and 2021
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2021	1,000	$1	16,385,000	$16,385	$396,564	$(644,820)	$(231,870)

Net loss	-	-	-	-	-	(2,829)	(2,829)

Balance March 31, 2022	1,000	1	16,385,000	16,385	396,564	(647,649)	(234,699)

Net income	-	-	-	-	-	116,440	116,440

Balance June 30, 2022	1,000	1	16,385,000	16,385	396,564	(531,209)	(118,259)

Net income	-	-	-	-	-	237,672	237,672

Balance September 30, 2022	1,000	$1	16,385,000	$16,385	$396,564	$(293,537)	$(119,413)

Balance December 31, 2020	-	$-	14,785,000	$14,785	$48,832	$(209,623)	$(146,006)

Stock-based compensation	-	-	1,600,000	1,600	335,400	-	337,000

Net loss	-	-	-	-	-	(405,692)	(405,692)

Balance March 31, 2021	-	-	16,385,000	16,385	384,232	(615,315)	(214,698)

Stock-based compensation	-	-	-	-	11,333	-	11,333

Preferred Shares issued for Compensation	1,000	1	-	-	999	-	1,000

Net income	-	-	-	-	-	142,206	142,206

Balance June 30, 2021	1,000	1	16,385,000	16,385	396,564	(473,109)	(60,159)

Net loss	-	-	-	-	-	(56,950)	(56,950)

Balance September 30, 2021	1,000	$1	16,385,000	$16,385	$396,564	$(530,059)	$(117,109)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Operating Activities
Net income (loss)	$351,283	$(320,436)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	-	349,333
Depreciation	11,724	7,021
Bad debt expense		3,000
Gain on forgiveness of debt	-	(51,577)
Changes in operating assets and liabilities:
Accounts receivable	-	2,119
Contract assets	7,325	48,140
House and real estate inventory	(175,907)	(11,523)
Prepaid and other current assets	11,748	562
Right-of-use asset	12,107	-
Contract liabilities	(160,537)	99,454
Accounts payable and accrued liabilities	1,434	(31,118)

Net cash provided by operating activities	59,177	94,975

Financing Activities
Proceeds from construction loan	102,177	-
Payments on note payable	(15,293)	(6,902)
Payments on Right-of-use liability	(11,972)	-

Net cash provided by (used in) financing activities	74,912	(6,902)

Net change in cash	134,089	88,073
Cash - beginning of period	339,996	192,567
Cash - end of period	$474,085	$280,640

Supplemental Disclosures
Interest paid	$2,681	$730
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Establishment of right-of-use asset	$50,825	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Three and Nine Months ended September 30, 2022 and 2021

(unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Reliant Holdings, Inc. (the “Company”) was formed as a Nevada corporation on May 19, 2014. On May 23, 2014, Reliant Holdings, Inc., along with Reliant Pools, Inc., formerly Reliant Pools, G.P., which was formed in September 2013 (“Reliant Pools”) and the shareholders of Reliant Pools, entered into an Agreement for the Exchange of common stock whereby Reliant Pools, Inc. became a wholly-owned subsidiary of Reliant Holdings, Inc. Reliant Holdings, Inc. designs, and installs swimming pools. On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. During the third quarter of 2019, the Company purchased land on which it is in the process of constructing a custom home. The Company is headquartered in Austin, Texas. In September 2021, we formed Reliant Solar Energy, Inc., a wholly-owned Texas subsidiary.

Basis of Presentation

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements and related disclosures as of September 30, 2022 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2021 and 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 13, 2022. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ended December 31, 2022.

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

Backlog

On September 30, 2022, we had approximately $2,749,359 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2022.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract were material to our consolidated financial statements for the nine months ended September 30, 2022.

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

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities, include customer deposit liabilities related to homes sold but not yet delivered to buyers, totaled $0 at September 30, 2022 and December 31, 2021, respectively, related to Home and Land revenue. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit.

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

Equipment

Equipment, consisting mainly of Company vehicles, is stated at cost. The Company depreciates the cost of equipment using the straight- line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewal improvements are capitalized. During the nine months ended September 30, 2022 and 2021 depreciation expense was $11,724 and $7,021, respectively. The estimated useful lives of the Company’s vehicles are five years.

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

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our home and real estate inventory for indicators of impairment by property during each reporting period. If indicators of impairment are present for a property, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceed their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the nine months ended September 30, 2022, we recorded $0 of impairment charges.

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as ASC Topic 260“Earnings (Loss) per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during the period. There were no dilutive shares outstanding during the nine months ended September 30, 2022 and 2021.

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

Note 2. Accounts Receivable

Accounts receivable consisted of the following:
	September 30,	December 31,
	2022	2021
Contract receivables	$3,000	1,405
Less: Allowance for doubtful accounts	(3,000)	-
Accounts receivable, net	$-	$1,405

The Company recognized $0 and $3,000 of bad debt expense during the nine months ended September 30, 2022 and 2021, respectively.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	September 30,	December 31,
	2022	2021
Costs on uncompleted contracts	$1,314,742	$689,237
Estimated earnings	459,279	226,669
	1,774,021	915,906
Less: Progress billings	2,197,210	1,492,307
Contract liabilities, net	$(423,189)	$(576,401)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	September 30, 2022	December 31, 2021
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$7,325
Billings in excess of costs and estimated earnings on uncompleted contracts	(423,189)	(583,726)
Contract liabilities	$(423,189)	$(576,401)

Note 4. Concentration of Risk

The Company had gross revenue of $3,438,580 and $2,006,994 for the nine months ended September 30, 2022 and 2021, respectively. There were no customers representing more than 10% of gross revenue for the nine months ended September 30, 2022.

Note 5. Related Party Transactions

The Company compensated Michael Chavez, a greater than 10% shareholder of the Company, as a consultant to the Company, in the amount totaling $18,000 and $54,000, for the nine months ended September 30, 2022 and 2021, respectively.

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

On January 27, 2021, the Company issued 700,000 shares of restricted common stock to Elijah May, its sole officer and director, 200,000 shares of restricted common stock to Joel Hefner, the Vice President of Reliant Pools, a non-executive officer position, and 700,000 shares of restricted common stock to Michael Chavez, a consultant to the Company, each in consideration for services rendered. The shares were valued at $0.20 per share, the closing price of the Company’s stock on January 27, 2021. During the nine months ended September 30, 2021, the Company recognized $320,000 of expense related to these shares.

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

The components of lease expense were as follows:

For the nine
Months Ended
September 30,
2022
Right of Use (ROU) Operating lease cost:
Amortization of assets	12,107
Interest on lease liabilities	1,468
Total net lease cost	$13,575

Supplemental balance sheet information related to leases was as follows:

September 30,
2022
Operating lease:
ROU Real Estate Asset	$50,825
Accumulated amortization	(12,107)
Right of Use, net	$38,718

Current portion of lease liabilities	$25,395
Noncurrent lease liabilities	13,458
Total lease liabilities	$38,853

Weighted average remaining lease term:
Operating leases	1.5 years

Weighted average discount rate:
Operating lease	6.40%

Supplemental cash flow and other information related to leases was as follows:

For the nine
Months Ended
September 30,
2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows used for operating leases	$11,972

Leased assets obtained in exchange for lease liabilities:
Total lease liabilities	$50,825

Future minimum annual lease payments required under the operating lease and the present value of the net minimum lease payments are as follows at September 30, 2022:

Fiscal Year Ending	Minimum Lease
September 30,	Commitments
2022 (for the three months remaining)	$6,720
2023	27,285
2024	6,855
2025	-
2026	-
Total future undiscounted lease payments	40,860
Less interest	(2,007)
Present value of lease payments	38,853
Less current portion	(25,395)
Long-term operating lease liabilities	$13,458

Lease expense was $18,762 and $17,530 for the nine months ended September 30, 2022 and 2021, respectively.

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

During the year ended December 31, 2021, the Company paid Mr. Moats $65,000, pursuant to the settlement agreement, leaving $15,000 in accrued liabilities related to the above pending lawsuit with Mr. Moats. As of September 30, 2022, the final payment of $15,000 was paid to Mr. Moats.

Note 9. Note Payable

	September 30, 2022	December 31, 2021
Term note with a bank secured by car, payable in monthly installments of $660, including interest at 3.99% through February 27, 2025	$12,876	$19,879

Term note with a bank secured by car, payable in monthly installments of $1,000, including interest at 6.54% through May 26, 2027	9,854	18,144

Total long-term debt	22,730	38,023
Less: current portion	(11,017)	(10,174)
Long-term debt net of current portion	$11,713	$27,849

Note 10. Construction Loan

Effective on April 26, 2021, the Company’s wholly-owned subsidiary, Reliant Custom Homes, Inc., entered into an Extension of Real Estate Note and Lien with First United Bank and Trust Co. (“First United”), pursuant to which First United agreed to extend the due date of our $221,000 borrowing facility in connection with the construction loan on our custom home from April 28, 2022 to October 28, 2022. There were no other changes to the terms of the loan. The note matured on October 28, 2022; however, the Company is currently working with First United to further extend the Note. Amounts borrowed under the loan bear interest at the rate of 6.25%, are secured by the land on which the Company plans to build a custom home, and are guaranteed by Reliant Pools, Inc., our wholly-owned subsidiary. As of September 30, 2022, the Company had borrowed $102,177 against the loan.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2022 and 2021.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

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

Summary Description of Business Operations

Residential Pools

We, through our wholly-owned subsidiary Reliant Pools (which has been in operation since September 2013), are an award winning, custom, swimming pool construction company located in the greater Austin, Texas market. We assist customers with the design of, and then construct, recreational pools which blend in with the surroundings, geometric pools which complement the home’s architecture and water features (e.g., waterfalls and negative edge pools) which provide the relaxing sounds of moving water. Moving forward, we may expand our custom pool construction operations locally and regionally, and nationally.

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

Custom Homes

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. and is attempting to expand its operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it has started constructing a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build, of which $102,177 was outstanding as of September 30, 2022, which funds were used for building materials. The loan has been renewed and has been extended through October 28, 2022, provided that the Company is currently working to further extend the note. To date, the Company’s subcontractors have completed the drywall and the Company plans to begin interior work on the custom home in the next several weeks. The Company currently estimates completing construction on the home sometime in the first quarter of fiscal 2023.

The construction of our custom home is being conducted under the supervision of an on-site construction manager. Substantially all of our construction work has been, and is planned to continue to be, performed by independent subcontractors under contracts that establish a specific scope of work at an agreed-upon price. In addition, we anticipate that our construction field manager will interact with homebuyers throughout the construction process and instruct homebuyers on post-closing home maintenance.

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

We have started to market our custom home services and plan to have our first custom home complete sometime during the first quarter of 2023.

Plan of Operations

We had working capital of $59,093 as of September 30, 2022. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite on which we are in the process of constructing a custom home, which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Since the COVID-19 pandemic began, we have seen a sharp increase in demand for pools, which we attribute to more people working from home, and sheltering in place. We currently have a backlog which continues into December 2022. We are unclear whether the current demand for pools will continue. Notwithstanding that, things are currently getting back to close to normal (with a few exceptions) as to the availability of equipment, after experiencing delays in obtaining required equipment from the 2021 winter storms which affected the Austin area and supply chain constraints. Overall, demand for trade workers is extremely high, which has resulted in higher prices for pools, which we attempt to pass on to customers as much as possible.

Results of Operations

For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

We had revenue of $1,360,476 for the three months ended September 30, 2022, compared to revenue of $616,470 for the three months ended September 30, 2021, an increase of $744,006 or 121% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue increased during the current period due to an increase in pool count during the comparable periods and general timing of contracts as well as the higher priced pools being completed in the current period. We have seen an increase in the demand for pools since March 2020, which we believe is due to more people working from home due to the COVID-19 pandemic.

We had cost of goods sold of $910,152 for the three months ended September 30, 2022, compared to cost of goods sold of $523,719 for the three months ended September 30, 2021, an increase of $386,433 or 74% from the prior period.

Cost of goods sold increased mainly due to an increase in masonry, stone and tile installed in and around our pools and coping expenses associated therewith, excavation and steel costs and gunite, mainly due to increased costs of materials and labor due to supply constraints and increases in pricing due to inflation; however, we have seen an increase across the board in costs and expenses due to increased pricing due to inflation. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. In general, costs of goods sold for the three months ended September 30, 2022 were higher than for the three months ended September 30, 2021, due to an increase in the number of pools we are building and an overall increase in material and labor costs due to inflation and in certain cases supply constraints. The expenses which attributed to the increase in cost of goods sold for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, included:

Cost of Goods Sold Expense	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	Increase / (Decrease)	Percentage Change
Cost of decking	$104,811	$83,700	$21,111	25.2%
Plaster used in the construction of pools	96,843	53,951	42,892	79.5%
Gunite used in the construction of pools	104,193	34,624	69,569	200.9%
Pool equipment used to filter and circulate the water used in our pools	145,707	106,329	39,378	37.0%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	128,163	59,936	68,227	113.8%
Excavation and steel expenses	131,632	19,442	112,190	577.1%
Other, including labor	198,803	165,737	33,066	20.0%
Total	$910,152	$523,719	$386,433	73.8%

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

We had a gross margin of $450,324 for the three months ended September 30, 2022, compared to a gross margin of $92,751 for the three months ended September 30, 2021, an increase of $357,573 or 386% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 33.1% and 15.0% for the three months ended September 30, 2022 and 2021, respectively. Gross margin as a percentage of revenue increased due to higher priced pools being completed in the current period.

We had operating expenses consisting solely of general and administrative expenses of $211,817 for the three months ended September 30, 2022, compared to operating expenses consisting solely of general and administrative expenses of $149,507 for the three months ended September 30, 2021. Operating expenses increased by $62,310 or 42% from the prior period mainly due to higher payroll expenses.

We had interest income of $187 for the three months ended September 30, 2022, compared to interest income of $43 for the three months ended September 30, 2021. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $1,022 and $237, for the three months ended September 30, 2022 and 2021, respectively, due to interest paid in connection with loans for Company vehicles, including a car used by our Chief Executive Officer and amounts outstanding on our construction loan, each as described in greater detail under “Liquidity and Capital Resources” below.

We had net income of $237,672 for the three months ended September 30, 2022, compared to a net loss of $56,950 for the three months ended September 30, 2021, an increase in net income of $294,622 or 517%, mainly due to the $744,006 or 121% increase in revenue, offset by the $386,433 or 74% increase in cost of goods sold and the $62,310 or 42% increase in general and administrative expenses.

For the Nine Months Ended September 30, 2022 Compared to the Nine months Ended September 30, 2021

We had revenue of $3,438,580 for the nine months ended September 30, 2022, compared to revenue of $2,006,994 for the nine months ended September 30, 2021, an increase of $1,431,586 or 71% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue increased during the current period due to an increase in pool count during the comparable periods and general timing of contracts as well as the higher priced pools being completed in the current period. We have seen an increase in the demand for pools since March 2020, which we believe is due to more people working from home due to the COVID-19 pandemic.

We had cost of goods sold of $2,458,261 for the nine months ended September 30, 2022, compared to cost of goods sold of $1,495,084 for the nine months ended September 30, 2021, an increase of $963,177 or 64% from the prior period.

Cost of goods sold increased mainly due to an increase in masonry, stone and tile installed in and around our pools and coping expenses associated therewith and increased labor and other costs, mainly due to increased costs of materials and labor due to supply constraints and increases in pricing due to inflation. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. In general, costs of goods sold for the nine months ended September 30, 2022 were higher than for the nine months ended September 30, 2021, due to an increase in the number of pools we are building and an overall increase in material and labor costs due to inflation and in certain cases supply constraints. The expenses which attributed to the increase in cost of goods sold for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, included:

Cost of Goods Sold Expense	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021	Increase / (Decrease)	Percentage Change
Cost of decking	$280,325	$186,555	$93,770	50.3%
Plaster used in the construction of pools	170,099	104,709	65,390	62.4%
Gunite used in the construction of pools	259,232	165,573	93,659	56.6%
Pool equipment used to filter and circulate the water used in our pools	378,315	251,803	126,512	50.2%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	387,845	174,379	213,466	122.4%
Excavation and steel expenses	321,285	184,039	137,246	74.6%
Other, including labor	661,160	428,026	233,134	54.5%
Total	$2,458,261	$1,495,084	$963,177	64.4%

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

We had a gross margin of $980,319 for the nine months ended September 30, 2022, compared to a gross margin of $511,910 for the nine months ended September 30, 2021, an increase of $468,409 or 92% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 28.5% and 25.5% for the nine months ended September 30, 2022 and 2021, respectively. Gross margin as a percentage of revenue increased due to higher priced pools being completed in the current period.

We had operating expenses consisting solely of general and administrative expenses of $626,748 for the nine months ended September 30, 2022, compared to operating expenses consisting solely of general and administrative expenses of $883,242 for the nine months ended September 30, 2021 (including $349,333 of stock-based expenses described below under “Liquidity and Capital Resources”). Operating expenses decreased by $256,494 or 29% from the prior period mainly due to the stock-based compensation expenses in the 2021 period, as discussed in greater detail below.

We had interest income of $393 for the nine months ended September 30, 2022, compared to interest income of $49 for the nine months ended September 30, 2021. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $2,681 and $730, for the nine months ended September 30, 2022 and 2021, respectively, due to interest paid in connection with loans for Company vehicles, including a car used by our Chief Executive Officer and amounts outstanding on our construction loan, each as described in greater detail under “Liquidity and Capital Resources” below.

We had a gain on forgiveness of debt of $51,577 for the nine months ended September 30, 2021, compared to no gain or loss on the forgiveness of debt for the nine months ended September 30, 2022. The gain on forgiveness of debt for the three months ended September 30, 2021, was in connection with the forgiveness of the PPP Note as discussed below under “Liquidity and Capital Resources”.

We had net income of $351,283 for the nine months ended September 30, 2022, compared to a net loss of $320,436 for the nine months ended September 30, 2021, an increase in net income of $671,719 or 210%, mainly due to the $1,431,586 increase in revenues and $256,494 decrease in general and administrative expenses, offset by the $963,177 increase in cost of goods sold and $51,577 decrease in gain on forgiveness of debt, each as described above.

Liquidity and Capital Resources

We had total assets of $788,391 as of September 30, 2022, consisting of total current assets of $702,900, which included cash of $474,085, house and real estate inventory of $221,628, federal income tax receivable of $416, and prepaid expenses and other current assets of $6,771, equipment, net of accumulated depreciation, of $46,773 and right-of-use asset of $38,718. Federal income tax receivable relates to a payment made by the Company to the United States Treasury in March 2016, in anticipation of the Federal income tax the Company estimated would be owed at the end of the 2016 calendar year. There was no tax due for the years ended December 31, 2016, 2017, 2018, 2019, 2020 or 2021, due to the Company’s net losses, the utilization of a net loss carryforward and application of prepaid taxes. Included in real estate inventory as of September 30, 2022 is the value of the land and construction costs incurred to date, which the Company acquired in the third quarter of 2019, and is currently building a custom home on, as discussed above. Contract assets include estimated earnings in excess of billings on uncompleted contracts. Equipment relates to the vehicle discussed below.

We had total liabilities of $668,978 as of September 30, 2022, which included current liabilities of $643,807, including accounts payable and accrued liabilities of $82,029, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $423,189, current portion of note payable of $11,017, construction loan of $102,177, and current portion of right-of-use liability of $25,395, and long-term liabilities consisting of a long-term note payable, net of current portion, of $11,713 relating to certain vehicles (discussed below) and $13,458 of right-to-use liability.

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

On April 28, 2020, the Company secured a construction loan from First United Bank and Trust Company to be used to develop the land purchased in the third quarter of 2019. The loan is in the amount of $221,000, bears interest at the rate of 6.25% per annum and was due on October 28, 2022; provided that the Company is currently working with the lender to further extend this note. As of September 30, 2022, a total of $102,177 was outstanding on the loan. The Company is currently in discussions to extend the loan.

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

We had working capital of $59,093 as of September 30, 2022, compared to a working capital deficit of $262,518 as of December 31, 2021.

We had $59,177 of net cash provided by operating activities for the nine months ended September 30, 2022, as compared to $94,975 of net cash provided by operating activities for the nine months ended September 30, 2021. Net cash provided by operating activities for the 2022 period was mainly due to $351,283 of net income, offset by $175,907 of house and real estate inventory and a reduction of $160,537 in contract liabilities. For the 2021 period, net cash provided by operating activities was mainly due to $349,333 of stock-based compensation and $99,454 of increase in contract liabilities, offset by $320,436 of net loss and $51,577 of gain on forgiveness of debt. Stock based compensation includes the issuance, on January 27, 2021, of 700,000 shares of restricted common stock to Elijah May, our sole officer and director, 200,000 shares of restricted common stock to Joel Hefner, the Vice President of Reliant Pools, a non-executive officer position, and 700,000 shares of restricted common stock to Michael Chavez, a consultant to the Company, each in consideration for services rendered. The shares were valued at $0.20 per share, the closing price of the Company’s stock on January 27, 2021.

We had $74,912 of net cash provided by financing activities for the nine months ended September 30, 2022, which was mainly due to $102,177 of proceeds from our construction loan offset by $15,293 of payments on the notes payable related to our vehicle loans and $11,972 of payments on right-of-use liability, as compared to $6,902 of cash used in financing activities for the nine months ended September 30, 2021, which were due to payments on our vehicle loans.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that homeowners’ access to consumer credit at attractive interest rates is a critical factor enabling the purchase of new pools. Between late 2006 and early 2010, the unfavorable economic conditions and downturn in the housing market resulted in significant tightening of credit markets, which limited the ability of consumers to access financing for new swimming pools. Any similar tightening of consumer credit or further increase in interest rates could prevent consumers from obtaining financing for pool and related outdoor projects, which could negatively impact our sales.

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

Our pools may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, inflation, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, particularly in light of the COVID-19 pandemic, and with increasing inflation and interest rates, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in employment, financial market instability, and uncertainties about the future, including, but not limited to potential future recessions. Unfavorable economic conditions have led and in the future may lead, consumers to delay or reduce purchases of our pools. Consumer demand for our products may decline as a result of an economic downturn or recession, or economic uncertainty in the United States. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.

We have been and may continue to be negatively impacted by inflation.

Increases in inflation have had an adverse effect on our results of operations. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflict between the Ukraine and Russia. Continuing increases in inflation, have in the past, and could in the future, impact our costs of labor, equipment, material costs and services and the margins we are able to realize on our pools, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates, which in turn raises our cost of debt borrowing.

Our industry and the broader US economy have experienced higher than expected inflationary pressures in the first three quarters of 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist, our business, results of operations and cash flows could be materially and adversely affected.

The first three quarters of 2022 have seen significant increases in the costs of labor and certain materials and equipment, and longer lead times for such materials and equipment, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Recent supply chain constraints and inflationary pressures have in the past, and may in the future, adversely impact our operating costs, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

We may enter into strategic transactions in the future which may result in a material change in our operations and/or a change of control.

The costs and expenses of our public reporting obligations are material, and materially affect our quarterly results of operations and profitability. In the future, we or our majority shareholders, may enter into transactions with parties seeking to merge and/or acquire us and/or our operations. While we have not entered into any agreements or understandings with any such parties to date, in the event that we do enter into such a transaction or transactions in the future, our majority shareholders will likely change and new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders. As a result, our new majority shareholders may change the composition of our Board of Directors (currently consisting solely of Mr. May) and replace our current management. Any future transaction may also result in a change in our business focus. We have not entered into any agreements relating to any strategic transaction involving the Company as of the date of this filing and may not enter into such agreements in the future. Any future strategic transaction involving the Company or its operations may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the listing of our common stock on the OTCQB Market, our officers, directors and majority shareholders, and the value of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2022 and from the period from October 1, 2022 to the filing date of this Report.

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

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information and disclosures in Item 1.01, above, are incorporated by reference into this Item 2.03 in their entirety.

Item 6. Exhibits

		Filed/ Furnished		Incorporated by Reference
Exhibit Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/2016	333-214274
3.2	Certificate of Designations of Reliant Holdings, Inc., Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Preferred Stock, filed with the Secretary of State of Nevada on June 15, 2021		8-K	3.1	6/17/2021	000-56012
3.3	Amended and Restated Bylaws		S-1	3.2	10/27/2016	333-214274
4.1	Description of Securities of the Registrant		10-K	4.1	4/13/2022	000-56012
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/2016	333-214274
10.2†	Voting Agreement, dated as of November 3, 2017, by and among Michael Chavez and Elijah May		8-K	10.1	11/7/2017	333-214274
10.3	Form of Construction Loan Agreement dated April 28, 2020, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.7	5/19/2020	000-56012
10.4	Form of Promissory Note in the amount of $221,000, dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.8	5/19/2020	000-56012
10.5	Form of Commercial Guaranty dated April 28, 2020, by Reliant Holdings, Inc., in favor of First United Bank and Trust Co.		10-Q	10.9	5/19/2020	000-56012
10.6	Form of Commercial Guaranty dated April 28, 2020, by Reliant Pools, Inc., in favor of First United Bank and Trust Co.		10-Q	10.1	5/19/2020	000-56012
10.7	Form of Construction Deed of Trust Form dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.11	5/19/2020	000-56012
10.8	Paycheck Protection Program Promissory Note and Agreement dated May 4, 2020 by and between Wells Fargo Bank N.A. and Reliant Pools, Inc., evidencing the loan of $51,113		10-Q	10.12	5/19/2020	000-56012
10.9†	Lock-Up Agreement dated January 27, 2021, between Reliant Holdings, Inc. and Michael Chavez		10-K	10.9	3/31/2021	000-56012
10.10†	Reliant Holdings, Inc. 2021 Equity Incentive Plan		8-K	10.2	6/17/2021	000-56012
10.11†	Form of 2021 Equity Incentive Plan Option Award Grant Agreement		S-8	4.1	8/3/2021	333-258392
10.12†	Form of 2021 Equity Incentive Plan Restricted Stock Grant Agreement		S-8	4.2	8/3/2021	333-258392
10.13	Extension of Real Estate Note and Lien dated April 26, 2021, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.13	8/16/2021	000-56012
10.14	Extension of Real Estate Note and Lien dated November 1, 2022, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-K	10.14	4/13/2022	000-56012
10.15	Extension of Real Estate Note and Lien dated April 26, 2022, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.15	5/18/2022	000-56012
14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/2016	333-214274
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
31.2**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	☒

* Filed herewith.

** Furnished Herewith.

† Exhibit constitutes a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT HOLDINGS, INC.

Date: November 15, 2022	By:	/s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

