Form 10-K
period 2022-12-31
Reliant Holdings, Inc.
filed 2023-04-10
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $838,644.

As of April 7, 2023, there were 16,785,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services;
●	lack of insurance policies;
●	dependence on a small number of customers;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	client lawsuits, damages, judgments and settlements required to be paid in connection therewith and the effects thereof on our reputation;
●	health risks, economic slowdowns and rescissions and other negative outcomes caused by COVID-19 and governmental responses thereto;
●	increased inflation, interest rates and supply constraints, and possible recessions caused thereby;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included under “Risk Factors” below.

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

ITEM 1. BUSINESS

Summary Matters and Definitions

In this Annual Report on Form 10-K (this “Report”), we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, none of this information has been commissioned by us, and we have not independently verified any of it.

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

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. and is attempting to expand its operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it has started constructing a custom home which it then plans to sell. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build, of which $186,404 was outstanding as of December 31, 2022, which funds were used for building material purchases. The loan has been renewed and has been extended through April 28, 2023. To date, the Company’s subcontractors have completed installing most of the interior fixtures of the custom home and the Company currently estimates completing construction on the home sometime in April 2023.

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

Growth Strategy

We believe that our competitive strengths provide a platform for expansion. Our growth strategy may include the following component:

●

Pursue Vertical Business Opportunities. We plan on expanding our revenue centers by either acquiring or developing vertical businesses that complement the pool building business, funding and opportunity permitting.

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

Gunite or Shotcrete pools

Gunite or Shotcrete pools are similar to concrete pools and can be finished with tile, plaster, paint, aggregate or fiberglass. These pools are often well suited to areas that are prone to extremely high temperatures and areas where the soil is known to expand. Pools made from concrete, gunite or shotcrete are generally strong and durable so potential buyers often take comfort in the fact that these structures usually don’t require much in terms of maintenance and repair.

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

Our Pool Construction Operations

We estimate that it takes 4-7 months to complete each pool we construct (not including days lost to rain or other inclement weather). Our standard arrangement with customers provides for a one-year limited warranty for our work, and subject to certain exceptions, warrants that the pool structure will remain structurally sound (i.e., will remain capable of retaining water), during the period that the pool is owned by the original customer.

The average cost of our pools has decreased to approximately $123,047 for fiscal 2022, down from $165,865 from the previous year.

Custom Homes

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. and is attempting to expand its operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it has started constructing a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build, of which $186,404 was outstanding as of December 31, 2022, which funds were used for building materials purchases. The loan has been renewed and has been extended through April 28, 2023. To date, the Company’s subcontractors have completed the installation of most of the installing most of the interior fixtures of the custom home and the Company currently estimates completing construction on the home sometime in April 2023.

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

We have started to market our custom home services and plan to have our first custom home completed sometime during April 2023.

Reliant Solar

In September 2021, we formed Reliant Solar to focus on renewable energy in solar panels and other sustainable energy sources. We have not undertaken significant operations towards this line of business or generated any revenues to date.

Dependence on a Limited Number of Customers

We had revenue of $4,616,404 for the year ended December 31, 2022, compared to revenue of $2,796,138 for the year ended December 31, 2021, respectively. There were no customers representing more than 10% of gross revenue for the years ended December 31, 2022, and 2021, respectively.

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

Certain trends in the housing market, the availability of consumer credit, interest rates, inflation and general economic conditions (as commonly measured by Gross Domestic Product or GDP) affect our industry. We believe that over the long term, housing turnover and single-family home value appreciation may correlate with demand for new pool construction, with higher rates of home turnover and appreciation having a positive impact on new pool starts over time. We also believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new swimming pools. Similar to other discretionary purchases, replacement and refurbishment activities are more heavily impacted by economic factors such as consumer confidence, GDP and employment.

According to research by the National Association of Home Builders (NAHB) on the Census Bureau’s Survey of Construction (SOC), in 2021, 15.0% of total new single-family homes constructed in the West-South-Central portion of the United States, which includes Texas, were custom homes.

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

Advertising and Marketing

We estimate that currently 35% of our pool construction customers come from word of mouth referrals from prior clients (for which we do not pay any referral fees or other compensation) and that 60% of our current clients locate us through Google suite of services (for which we pay fees based on the click through rate of potential customers and our placement in rankings of key google word search terms which we update from time-to-time), with 5% of our customers finding us through Yelp and Houzz (which we pay nominal fees for advertising on a month-to-month basis in connection with), provided that historically the majority of our customers to date have come from word of mouth referrals. Total advertising and marketing expenses for the year ended December 31, 2022 were $41,910 and for the year ended December 31, 2021 was $29,304.

We have not undertaken any advertising or marketing for our custom home operations to date or any solar installation operations, which are preliminary.

Intellectual Property

Although we believe that our name and brand are protected by applicable state common law trademark laws, we do not currently have any patents, concessions, licenses, royalty agreements, or franchises.

Employees and Human Capital Resources

We currently have three employees which we employ on a full-time basis. Our compensation programs are designed to align the compensation of our employees with performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The Company places a high value on diversity and inclusion. Future success will depend partially on our ability to attract, retain and motivate qualified personnel. No employees are covered by collective bargaining agreements. We believe we have satisfactory relations with our employees.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov (our filings can be found at https://www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=0001682265). Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is https://www.reliantholdingsinc.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below as well as the other information in this filing before deciding to invest in our company. Any of the risk factors described below could significantly and adversely affect our business, prospects, financial condition and results of operations. Additional risks and uncertainties not currently known or that are currently considered to be immaterial may also materially and adversely affect our business, prospects, financial condition and results of operations. As a result, the trading price or value of our common stock could be materially adversely affected, and you may lose all or part of your investment.

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with:

●	the need for additional funding, our ability to raise such funding, and the ultimate terms thereof;
●	economic downturns, increased inflation and interest rates, increased costs of materials and labor due to among other things, global conflicts such as the ongoing Ukraine/Russia war;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships and obtain the supply of products, equipment and materials;
●	our ability to obtain and retain customers, via referrals or otherwise;
●	defects in products, pools, and homes;
●	terrorist attacks, adverse weather, natural disasters;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services, custom homes and solar panel installations;
●	the outcome of lawsuits and judgments or settlements associated therewith;
●	the ability to realize our backlog;
●	our ability to compete in the home building space, interest rates on new homes, construction costs, availability of materials and contractors, regulatory issues and permits;
●	lack of insurance policies;
●	dependence on a small number of customers and customers in one geographic area;
●	changes in laws and regulations;
●	The lack of a significant market for our common stock, and the volatile nature thereof;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	our blank check preferred stock and ability to issue significant shares of common stock;
●	costs and expenses associated with being a public company;
●	negative perceptions associated with certain regulatory issues affecting our significant stockholder and former officer/director;
●	client lawsuits, damages, judgments and settlements required to be paid in connection therewith and the effects thereof on our reputation;
●	health risks, economic slowdowns and rescissions and other negative outcomes caused by pandemics and other health crises and governmental responses thereto;
●	economic downturns and recessions both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included below.

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

Past growth may not be indicative of future growth.

Historically, we have experienced substantial sales growth. Our various business strategies and initiatives, including our growth initiatives, are subject to business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. While we contemplate continued growth, we may not be able to:

·	acquire new consumers, and grow our share of the market;

·	generate sufficient cash flows or obtain sufficient financing to support expansion plans and general operating activities;

·	identify suitable acquisition candidates and successfully integrate acquired businesses; or

·	maintain favorable supplier arrangements and relationships.

If we do not manage these factors successfully, our operating results could be adversely affected.

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

Our pools may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, inflation, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, particularly in light of the COVID-19 pandemic, and with increasing inflation and interest rates, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in employment, financial market instability, and uncertainties about the future, including, but not limited to potential future recessions. Unfavorable economic conditions have led and, in the future, may lead, consumers to delay or reduce purchases of our pools. Consumer demand for our products may decline as a result of an economic downturn or recession, or economic uncertainty in the United States. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.

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

Our industry and the broader US economy have experienced higher than expected inflationary pressures in 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist, our business, results of operations and cash flows could be materially and adversely affected.

2022 saw significant increases in the costs of labor and certain materials and equipment, and longer lead times for such materials and equipment, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Recent supply chain constraints and inflationary pressures have in the past, and may in the future, adversely impact our operating costs, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Increases in interest rates or decreases in mortgage availability may make purchasing a home more difficult or less desirable and may negatively impact our ability to sell our custom home and/or negatively affect the demand for, or cost of, our custom pools.

In general, housing demand is adversely affected by increases in interest rates and a lack of availability of mortgage financing. In addition, higher mortgage loan interest rates can affect the affordability of mortgage financing to prospective homebuyers, and we rely on new homebuyers for a portion of our pool construction business. We expect the buyer of our custom home to finance their home purchase through a third-party lender providing mortgage financing. If mortgage interest rates continue to increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, we may have a more difficult time selling our custom home. The above risks can also indirectly impact us to the extent our customer needs to sell their existing home to purchase a custom home from us if the potential buyer of their home is unable to obtain mortgage financing. While we attempt to pass on increases in our costs through increased sales prices, market forces may limit our ability to do so. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage loan interest rates increase significantly, our revenues, pool construction gross profit margin and revenues could be adversely affected.

We may enter into strategic transactions in the future which may result in a material change in our operations and/or a change of control.

The costs and expenses of our public reporting obligations are material, and materially affect our quarterly results of operations and profitability. In the future, we or our majority stockholders, may enter into transactions with parties seeking to merge and/or acquire us and/or our operations. While we have not entered into any agreements or understandings with any such parties to date, in the event that we do enter into such a transaction or transactions in the future, our majority stockholders will likely change and new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders. As a result, our new majority stockholders may change the composition of our Board of Directors (currently consisting solely of Mr. May) and replace our current management. Any future transaction may also result in a change in our business focus. We have not entered into any agreements relating to any strategic transaction involving the Company as of the date of this filing and may not enter into such agreements in the future. Any future strategic transaction involving the Company or its operations may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the listing of our common stock on the OTCQB Market, our officers, directors and majority stockholders, and the value of our securities.

We may require additional financing, and we may not be able to raise funds on favorable terms or at all, which raises questions about our ability to continue as a going concern.

We had working capital of $36,255 as of December 31, 2022. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. In the event we require additional funding in the future, the most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability. We have an accumulated deficit of $310,944 as of December 31, 2022.

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

●

if we fail to obtain required additional financing to grow our business, we will need to delay or scale back our business plan, reduce our operating costs, or reduce our headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition.

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

An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our consolidated financial statements. We were previously negatively affected by COVID-19 and various “stay-at-home” and social distancing orders related thereto; in that we experienced delays in obtaining required equipment to start up pools; provided that any current continuing delays are not the effect of COVID-19.

Our business could also be negatively impacted over the medium-to-longer term if the previous disruptions related to COVID-19 decrease consumer confidence generally or with respect to constructing a pool and/or purchasing a home; cause civil unrest; or precipitate a prolonged economic downturn, increase inflation, and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; impair our ability to sell and build pools in a typical manner or at all, generate revenues and cash flows, and/or access to lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts.

Furthermore, there is a risk related to permitting taking longer and risk related to labor and equipment shortages if another pandemic or health crisis was to occur. Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in new pool contracts, pools built, average selling prices, revenues and net income, and such impacts could be material to our consolidated financial statements. Along with a potential increase in cancellations of pool contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to operate our business. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources), which could cause the value of our common stock to decline in value or become worthless.

We owe amounts under an outstanding loan which may decrease the available of cash for operations and which loan is secured by our custom home property.

On April 28, 2020, the Company (through Reliant Custom Homes) secured a construction loan from First United Bank and Trust Co. to be used to develop the land purchased in the third quarter of 2019, which loan provides for funding to be advanced from time to time pursuant to the requirements of the loan for the construction of a custom home. The loan is in the amount of $221,000 and bears interest at the rate of 6.25% per annum (18% upon the occurrence of an event of default). The loan is guaranteed by Reliant Pools and the Company, and the land is pledged as collateral for security of the payment of the construction loan pursuant to a deed of trust. The loan, which was initially payable one year from issuance, has since been extended to October 28, 2021, and subsequently to April 28, 2022, October 28, 2022, and April 28, 2023. The loan agreement contains covenants and restrictions on us and our construction of the property and standard and customary events of default. The loan may be prepaid at any time without penalty.

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

There is no significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. We had gross revenue of $4,616,404 and $2,796,138 for the years ended December 31, 2022 and 2021, respectively. We had net income of $333,876 and a net loss of $435,197, for the years ended December 31, 2022 and 2021, respectively. We may not have profitable operations in the future to ensure our continuation.

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

Our inability to diversify our customer base could adversely impact our business and operating results, and expanding into new target markets may open us up to additional risks and challenges.

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

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

●	changes in aggregate capital spending, cyclicality and other economic conditions;

●	the timing of large customer projects, to which we may have limited visibility and cannot control;

●	our ability to effectively manage our working capital;

●	our ability to generate increased demand in our targeted markets, particularly those in which we have limited experience;

●	global epidemics and pandemics and the U.S.’s responses thereto;

●	our ability to satisfy consumer demands in a timely and cost-effective manner;

●	pricing and availability of labor and materials;

●	increases in inflation and interest rates;

●	declines in local, U.S. and global economic activities, including potential rescissions;

●	our inability to adjust certain fixed costs and expenses for changes in demand and the timing and significance of expenditures that may be incurred to facilitate our growth;

●	seasonal fluctuations in demand and our revenue; and

●	disruption in the supply of materials.

Our executive officer controls a majority of our voting securities and therefore he has the ability to influence matters affecting our stockholders.

Our sole executive officer and director, Elijah May, beneficially owns approximately 57.6% of the issued and outstanding shares of our common stock and also holds all 1,000 outstanding shares of Series A Preferred Stock which have super majority voting rights, as described in greater detail under “We have established preferred stock which can be designated by the Company’s Board of Directors without stockholder approval and the board has established Series A Preferred Stock, which gives the holder thereof majority voting power over the Company”, below. As a result, he controls approximately 79.2% of the stockholder vote. As a result, he has the ability to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove our current director, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors (currently consisting solely of Mr. May). As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because Mr. May controls the vote on all stockholder matters, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. May may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

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

Weather is one of the principal external factors affecting our business. For example, unseasonably late warming trends in the spring or early cooling trends in the fall can shorten the length of the pool season. Also, unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance. These weather conditions adversely affect our sales. While warmer weather conditions favorably impact our sales, global warming trends and other significant climate changes can create more variability in the short term or lead to other unfavorable weather conditions that could adversely impact our sales or operations. Drought conditions or water management initiatives may lead to municipal ordinances related to water use restrictions, which could result in decreased pool installations and negatively impact our sales. Unexpected low temperature patterns that are not normal to Texas, such as occurred during 2021’s winter freeze in Texas, can result in delayed pool construction projects, due to lack of availability of equipment, contractors or other reasons.

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

A significant amount of our revenues has been due to only a small number of customers in the past, and if in the future we again rely on a small number of customers and we were to lose any material customer, our results of operations could be adversely affected.

                While we currently do not rely on a small number of customers for our revenues, our revenues have been from only a small number of customers in the past, and we may have only a small number of customers in future years. In the event we rely on a small number of customers in the future and our customers do not pay us amounts owed, terminate work in progress, or we are unable to find new customers moving forward, it could have a materially adverse effect on our results of operations and could force us to curtail or abandon our current business operations.

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

We have been subject to claims and lawsuits, and may in the future continue to be subject to various lawsuits and claims, from customers, subcontractors, employees and third parties, which lawsuits and claims could have a material adverse effect on our results of operations.

Due to the nature of our business operations, we have in the past, and may in the future, become party to various other lawsuits and claims which arise in the ordinary course of our business in the future. These may include, but are not limited to, claims for personal injuries, product liability and personal property damage caused by our actions or actions that we fail to take, the actions or inactions of subcontractors we hire from time to time, products we install, our construction activities, or the actions of third parties which take place at our job sites. Although specific allegations may differ, we believe the majority of the lawsuits and claims we may face in the future will likely involve claims that we failed to construct pools and spas or our custom home in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or will relate to personal injuries. We may also file lawsuits in certain cases pursuant to which we may seek contribution from our subcontractors and third parties for any damages and costs. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. Any resources that we, our management or employees are forced to expend defending or prosecuting lawsuits, including, but not limited to legal fees and expenses, time spent away from our business activities and customers, and damages and other liabilities we are forced to pay in any lawsuits, could have a material adverse effect on our results of operations, could force us to curtail our business operations or if material enough, could force us to seek bankruptcy protection in the future, which could cause the value of any investment in the Company to decline to zero.

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

●

claims by customers for substantial damages against us, regardless of our responsibility for such failure, which may not be covered by insurance policies, and which may not be limited by contractual terms.

Because many of our customers require financing for pool and spa installations, increases in interest rates could lower demand for our services.

A significant percentage of our customers finance their pool and spa installations. Increases in interest rates have in the past and may in the future lower demand for our services because borrowing costs to potential customers seeking to add pools or spas would increase. Even if potential customers do not need financing, changes in interest rates could make it harder for them to sell their existing homes to potential buyers who need financing and could therefore make them less willing to increase the value of their homes through the construction of pools and spas. Interest rates have recently increased, and the Federal Reserve has indicated plans to increase interest rates even more throughout 2023 in an effort to combat increased inflation. Increases in interest rates could prevent or limit our ability to attract new customers and decrease demand for our services, which could have a material adverse effect on our results of operations.

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

On December 31, 2022, we had approximately $1,560,271 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2023. However, some of our contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, including, but not limited to COVID-19, economic uncertainty, recessions, increases in interest rates or inflation and delays could significantly reduce the revenue that we actually receive from contracts in our backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in our backlog for extended periods of time.

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

Our cost of goods sold was $3,324,213 for the year ended December 31, 2022, compared to cost of goods sold of $2,158,969 for the year ended December 31, 2021, an increase of $1,165,244 or 54.0% from the prior period. Cost of goods sold increased mainly due to an increase in plaster, pool equipment, masonry, stone and tile and labor costs, mainly due to increased costs of materials and labor due to supply constraints and increases in pricing due to inflation. These trends may continue or accelerate in the future, which could have a material adverse effect on our business.

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

The cost of materials and labor necessary to complete the construction of our planned custom home is subject to inflationary pressures, supply and demand and the health of the economy in general. Higher than budgeted costs could have a material adverse effect on our results of operations and cause us to lose money on the construction and sale of the planned custom home.

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

We depend on the availability of, and satisfactory performance by, consultants and subcontractors for the design and construction of our planned custom home. The cost of labor has been, and may in the future, be adversely affected by shortages of qualified trades people, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. Shortages of skilled labor are anticipated to lead to increased labor costs. In the future there may not be a sufficient supply of, or satisfactory performance by, these unaffiliated third-party consultants and subcontractors, which could have a material adverse effect on our business.

Products supplied to us, and work done by subcontractors can expose us to risks that may adversely affect our business.

We rely on subcontractors to perform the actual construction of our custom home, and in many cases, to select and obtain building materials. Despite detailed specifications and quality control procedures, in some cases, subcontractors may use improper construction processes or defective materials. Defective products can result in the need to perform extensive repairs. The cost of complying with our warranty obligations may be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers and insurers. We may also suffer damage to our reputation, and may be exposed to possible liability, if subcontractors fail to comply with applicable laws, including laws involving things that are not within our control.

Natural disasters and severe weather conditions could delay our planned custom home construction and increase costs.

Our custom homebuilding operations are anticipated to be conducted in areas that are subject to natural disasters, including hurricanes, earthquakes, snow and ice storms, droughts, floods, wildfires and severe weather. The occurrence of natural disasters or severe weather conditions may delay the construction of our custom home, increase costs by damaging inventories and lead to shortages of labor and materials in areas affected by the disasters, and can negatively impact the demand for new homes in affected areas. Any natural disasters or similar events effecting our planned homebuilding operations may have a material adverse effect on our results of operations.

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

Under previous tax law, certain expenses of owning a home, including mortgage loan interest costs and real estate taxes, generally were deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, tax liability. However, the Tax Cuts and Jobs Act (the “Tax Act”) signed into law on December 22, 2017, limits these deductions for some individuals starting in 2018. The Tax Act caps individual state and local tax deductions at $10,000 for the aggregate of state and local real property and income taxes or state and local sales taxes. Additionally, the Tax Act reduces the cap on mortgage interest deduction to $750,000 of debt for debt incurred after December 15, 2017, while retaining the $1 million debt cap for debt incurred prior to December 15, 2017. The limits on deductibility of mortgage interest and property taxes may increase the after-tax cost of owning a home for some individuals.

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

As a public company reporting to the SEC, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, that requires that we annually evaluate and report on our systems of internal controls. If material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results. This could result in a decrease in our stock price, securities litigation, and the diversion of significant management and financial resources.

In the future, if we cease to meet the criteria to be considered a “smaller reporting company,” we will also become subject to Section 404(b) of the Sarbanes-Oxley Act, which requires an auditor attestation of the effectiveness of our internal controls over financial reporting. This additional requirement will increase our financial, accounting and administrative costs, and other related expenses, which may be significant to our financial results. In addition, due to our limited internal resources, further compliance efforts put additional strain on our resources. Despite our efforts, if our auditors are unable to attest to the effectiveness of our internal controls, we may be subject to regulatory scrutiny and higher risk of stockholder litigation, which could harm our reputation, lower our stock price or cause us to incur additional expenses.

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

During the first quarter of fiscal 2017, we learned that Michael Chavez, our then President and then sole director, and current significant stockholder, was barred from association with any FINRA member in any capability. Mr. Chavez similarly became aware of the FINRA bar at the same time, previously believing that FINRA had agreed that he would terminate his FINRA license and settle certain outstanding claims raised by FINRA without any other penalties or permanent bar. Separately, on March 11, 2019, the SEC charged Mr. Chavez, along with various other parties, with perpetrating an alleged multi-million-dollar stock distribution and market manipulation scheme involving two microcap companies (SEC v. River North Equity LLC, Civil Action No. 1:19-cv-01711 (N.D. Ill. Filed March 11, 2019)). The complaint charges Mr. Chavez with violating the broker-dealer registration provisions of Section 15(a) of the Exchange Act and seeks equitable and monetary relief. Such action has been stayed (effective in January 2021), pending the outcome of an active parallel criminal matter, United States of America v. David Foley and Bennie Blankenship (two of the defendants in the Civil Action), which action is currently pending in the United States District Court for the Northern District of Illinois, Eastern Division, and the outcome of such litigation is currently unknown. Our company and our securities (including our stock prices, liquidity and the overall market for our securities) could be subject to, and negatively affected by, actual issues caused by Mr. Chavez’s FINRA bar, pending SEC action, or the result of such SEC action, and/or perceptions in connection therewith, and Mr. Chavez’s relation to, ownership of, and past history with, the Company. Furthermore, such past and pending actions could negatively affect the ability of the Company to obtain or prevent the Company from obtaining FINRA approval for future corporate actions and/or approval for a potential uplisting on the NYSE American, The Nasdaq Capital Market, or other exchange or market. Such past and pending actions, and the outcome thereof, may also have further negative effects on the Company, its securities, its ability to raise funding in the future, its ability to sell securities in the future, the prices at which it may be able to sell securities, the value of its securities, the investment banking firms, consultants, service providers, and potential officer and director candidates, willing to work with and for, the Company in the future, and other matters, all of which may have a negative effect on the value of the Company’s securities.

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

Additionally, in the event that Mr. Chavez’s pending SEC litigation action results in Mr. Chavez being associated with a public company, from participating in the offering of any penny stock, places limitations on his activities, or becoming subject to any other ‘bad actor’ disqualification as set forth in Rule 506(d) of the Securities Act, we will be prohibited from undertaking any offerings under Rule 506 or Regulation A, as long as Mr. Chavez continues to own over 20% of our outstanding shares. Such prohibition may make it more difficult or impossible for us to raise funding or sell securities in the future and may further make it less likely that any third parties would want to enter into a transaction with us, or take our securities in consideration for any transaction.

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

In September 2016, we discovered that we may have not provided the investors in our January 2016 to September 2016 offering all information and materials (including current audited financial statements), as is required under the Securities Act in order to claim an exemption from registration pursuant to Rule 506 of the Securities Act. We believe that all of such transactions still complied with and were exempt from registration under Section 4(a)(2) of the Securities Act. Nevertheless, based on the above, we offered the January 2016 to September 2016 purchasers of our common stock the right to rescind their previous purchases and receive, in exchange for any shares relinquished to us, a payment equal to their original purchase price plus interest at the applicable statutory rate in the state in which they reside. The rescission offer expired at 5:00 pm (CST) on October 26, 2016. None of the prior purchasers opted to rescind their prior purchases in connection with the rescission offer.

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

There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our comment stock has been, and may continue to be, volatile.

The market price of our common stock has been, and is likely to continue to be, highly volatile, as is the stock market in general. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as conditions or trends in the industry in which we operate or sales of our common stock. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk‑averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

As a consequence, there have been, and may be, periods of several days or more when trading activity in our shares is minimal or non‑existent, as compared to a mature issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that trading levels will not continue. These factors have, and may in the future, materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Sales of our common stock could reduce the price of our stock.

As of the date of this Report, we have 7,109,400 shares of our common stock held by non-affiliates and 9,675,600 shares held by affiliates which Rule 144 of the Securities Act defines as “restricted securities.” All of the restricted shares outstanding are available for sale under Rule 144, although shares held by affiliates are subject to restrictions relating to the amount that may be sold in any 90-day period and manner in which such sales may be made, among other limitations. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

We have established preferred stock which can be designated by the Company’s Board of Directors without stockholder approval and the board has established Series A Preferred Stock, which gives the holder thereof majority voting power over the Company.

We have authorized capital stock consisting of 70,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this Report, we have 16,785,000 shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock designated and issued and outstanding. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the board of directors of the Company (currently consisting solely of Elijah May) prior to the issuance of any shares thereof. The preferred stock may have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the board of directors. In May 2020, we designated 1,000 shares of Series A Preferred Stock. The Series A Preferred Stock have the right, voting in aggregate, to vote on all stockholder matters equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”). For example, if there are 16,785,000 shares of the Company’s common stock issued and outstanding at the time of a stockholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 17,470,102 shares, out of a total number of 34,255,102 shares voting. A total 1,000 shares of Series A Preferred Stock are currently outstanding and held by Elijah May, our sole officer and director, providing him sole voting rights over the Company.

Mr. May’s ownership and control over the Company, due to his ownership of the Series A Preferred Stock, is non-dilutive and as such, he will continue to control the stockholder vote on all stockholder matters, regardless of the number of shares of common stock outstanding or the ownership of common stock by any other holders of the Company’s common stock.

Because the board of directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company’s stockholders, stockholders of the Company will have no control over what designations and preferences the Company’s preferred stock will have. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights (similar to the Series A Preferred Stock) and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to such offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

Risks related to our governing documents and Nevada law:

Our Articles of Incorporation and Bylaws limit the liability of, and provide indemnification for, our officers and directors.

Our Articles of Incorporation and Bylaws, as amended, generally limit our officers’ and directors’ personal liability to the Company and its stockholders for breach of fiduciary duty as an officer or director except for breach of the duty of loyalty or acts or omissions not made in good faith, or which involve intentional misconduct or a knowing violation of law. Our Articles of Incorporation, and Bylaws, each as amended and restated, provide indemnification for our officers and directors to the fullest extent authorized by the Nevada Revised Statutes against all expenses, liability, and loss, including attorneys’ fees, judgments, fines excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a “Proceeding”) to which the officer or director is made a party or is threatened to be made a party, or in which the officer or director is involved by reason of the fact that he is or was an officer or director of the Company, or is or was serving at the request of the Company as an officer or director of another corporation or of a partnership, joint venture, trust or other enterprise whether the basis of the Proceeding is an alleged action in an official capacity as an officer or director, or in any other capacity while serving as an officer or director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and directors for liabilities incurred in connection with their good faith acts for the Company. Such an indemnification payment might deplete the Company’s assets. Stockholders who have questions regarding the fiduciary obligations of the officers and directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the Securities Act, and the rules and regulations thereunder is against public policy and therefore unenforceable.

The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against our directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers, even though such actions, if successful, might otherwise benefit us and our stockholders.

Our Articles of Incorporation contain a specific provision that limits the liability of our directors and officers for monetary damages to the Company and the Company’s stockholders to the fullest extent permitted by Nevada law and requires us, under certain circumstances, to indemnify officers, directors and employees.

The limitation of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to them may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Anti-takeover provisions in our Articles of Incorporation, as amended and our Bylaws, as well as provisions of Nevada law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our Articles of Incorporation, as amended and Bylaws and Nevada law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management. Our corporate governance documents include the following provisions:

●	the removal of directors only with the approval of stockholders holding at least two-thirds of the voting power of the issued and outstanding stock entitled to vote in the election of directors;
●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;
●	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and
●	limiting the liability of, and providing indemnification to, our directors and officers.

Any provision of our Articles of Incorporation, as amended or Bylaws or Nevada law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

If we make acquisitions in the future, funding permitting, which may not be available on favorable terms, if at all, we could have difficulty integrating the acquired company’s assets, personnel and operations with our own. We do not anticipate that any acquisitions or mergers we may enter into in the future would result in a change of control of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

·	the difficulty of integrating acquired products, services or operations;

·	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

·	difficulties in maintaining uniform standards, controls, procedures and policies;

·	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

·	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

·	the effect of any government regulations which relate to the business acquired;

·

potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or operations, or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition; and

·	potential expenses under the labor, environmental and other laws of various jurisdictions.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses, and adversely affect our results of operations.

We incur ongoing costs and expenses for SEC reporting and compliance and without sufficient revenues we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

In order for us to remain in compliance with our on-going reporting requirements, we may require additional capital and/or future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources or require us to obtain additional capital through the sale of equity or debt. If we are unable to further capitalize the Company or generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all. There are ongoing costs and expenses for SEC reporting, including the general booking and accounting costs for the preparation of the financial quarterly (Form 10-Qs) and annual filings (Form 10-Ks), and auditor’s fees. Further, there are processing costs in preparing and converting documents and disclosures through the EDGAR filing system, including certain costs for the XBRL that are required as part of the EDGAR filing. We estimate that these costs could result in more than $100,000 per year of ongoing costs.

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

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. In addition, holders of options and warrants will sometimes sell short knowing they can, in effect, cover through the exercise of an option or warrant, thus locking in a profit. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Stockholders could, therefore, experience a decline in the value of their investment as a result of short sales of our common stock.

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

Climate change, climate change regulations and greenhouse gas effects may adversely impact our operations.

There is a growing political and scientific consensus that greenhouse gas (“GHG”) emissions continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators and regulators, stockholders and nongovernmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Many states and countries have announced or adopted programs to stabilize and reduce GHG emissions and in the past federal legislation has been proposed in Congress. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance, or ability to compete. Climate change could have a material adverse effect on our financial condition, results of operations and cash flow.

Our insurance may not provide adequate levels of coverage against claims.

We maintain insurance that we believe is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business prospects, results of operations, cash flows and financial condition.

ITEM 1A. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases approximately 1,010 square feet of office space in Austin, Texas at 12343 Hymeadow Dr., Suite 3A. The Company extended the office space lease from October 1, 2020, through September 30, 2021 for a rental rate of $1,850 per month. On March 28, 2022, the Company entered into a new lease agreement for the office space, which has a term of 24 months, through March 31, 2024, and a monthly rental cost of $1,515 for the period from April 1, 2022 to March 31, 2023 and $1,560 per month from April 1, 2023 to March 31, 2024, together with costs and expenses of approximately $725 per month for 2022.

Lease expense was $25,366 and $23,413 for the years ended December 31, 2022, and 2021, respectively.

ITEM 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

Prior litigation and other matters which have since been settled, are described in, and incorporated by reference in, this “Item 3. Legal Proceedings” of this Annual Report on Form 10-K from, “Part II” - “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 8. Commitments and Contingencies”.

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

The following table sets forth the range of high and low sales prices for our common stock for each of the periods indicated as reported by the OTCQB Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Due to the fact that trading in our common stock is extremely sporadic, with multiple trading days where no trading occurs, and limited, with many trading days trading less than 3,000 shares of common stock, we believe the high and low sales prices below should not be relied upon as a basis for determining the value of our common stock.

12 Month Period Ended December 31, 2022	High	Low

Quarter ended December 31, 2022	$0.15	$0.07
Quarter ended September 30, 2022	0.11	0.07
Quarter ended June 30, 2022	0.37	0.08
Quarter ended March 31, 2022	0.38	0.25

12 Month Period Ended December 31, 2021	High	Low

Quarter ended December 31, 2021	$0.51	$0.25
Quarter ended September 30, 2021	0.55	0.10
Quarter ended June 30, 2021	0.30	0.10
Quarter ended March 31, 2021	0.50	0.12

Holders

As of April 7, 2023, we had 16,785,000 shares of common stock outstanding, held by 45 stockholders of record, and 1,000 shares of Series A Preferred Stock designated and issued and outstanding, held by one stockholder of record.

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

Recent Sales of Unregistered Securities

In January 2023, we issued 400,000 shares of restricted common stock to Joel Hefner, an employee of the Company in consideration for hitting sales targets for fiscal 2021 and 2022. We claim an exemption from registration under the Securities Act for the offer and sale of the shares pursuant to Section 4(a)(2) of the Securities Act, since the transaction did not involve a public offering, the recipient acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2022, and 2021.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Plan of Operations

We had working capital of $36,255 as of December 31, 2022. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite on which we are in the process of constructing a custom home, which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Results of Operations

For the Year Ended December 31, 2022, Compared to the Year Ended December 31, 2021

We had revenue of $4,616,404 for the year ended December 31, 2022, compared to revenue of $2,796,138 for the year ended December 31, 2021, an increase of $1,820,266 or 65.1% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue increased during the current period due to an increase in pool count during the comparable periods and general timing of contracts as well as the higher priced pools being completed in the current period. We have seen an increase in the demand for pools since March 2020, which we believe is due to more people working from home due to the COVID-19 pandemic.

We had cost of goods sold of $3,324,213 for the year ended December 31, 2022, compared to cost of goods sold of $2,158,969 for the year ended December 31, 2021, an increase of $1,165,244 or 54.0% from the prior period.

Cost of goods sold increased mainly due to an increase in plaster, pool equipment, masonry, stone and tile and labor costs, mainly due to increased costs of materials and labor due to supply constraints and increases in pricing due to inflation. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. In general, costs of goods sold for the year ended December 31, 2022, were higher than for the year ended December 31, 2021, due to an increase in the number of pools we are building and an overall increase in material and labor costs due to inflation and in certain cases supply constraints. The expenses which attributed to the increase in cost of goods sold for the year ended December 31, 2022, compared to the year ended December 31, 2021, included:

	For the Year	For the Year
	Ended	Ended
Cost of Goods Sold Expense	December 31, 2022	December 31, 2021	Increase / (Decrease)	Percentage Change
Cost of decking	$430,208	$323,217	$106,991	33.1%
Plaster used in the construction of pools	217,110	127,108	90,002	70.8%
Gunite used in the construction of pools	330,622	252,293	78,329	31.0%
Pool equipment used to filter and circulate the water used in our pools	502,595	297,644	204,951	68.9%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	521,764	230,754	291,010	126.1%
Excavation and steel expenses	376,831	342,322	34,509	10.1%
Other, including labor	945,084	585,630	359,453	61.4%
Total	$3,324,213	$2,158,969	$1,165,244	54.0%

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

We had a gross margin of $1,292,191 for the year ended December 31, 2022, compared to a gross margin of $637,169 for the year ended December 31, 2021, an increase of $655,022 or 102.8% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 28.0% and 22.8% for the year ended December 31, 2022, and 2021, respectively. Gross margin as a percentage of revenue increased due to the ability to pass increased costs on to the customers combined with a slight decrease in average cost of our pools.

We had operating expenses consisting solely of general and administrative expenses of $940,978 for the year ended December 31, 2022, compared to operating expenses consisting solely of general and administrative expenses of $1,122,899 for the year ended December 31, 2021 (including $349,333 of stock-based expenses described below under “Liquidity and Capital Resources”). Operating expenses decreased by $181,921 or 16.2% from the prior period mainly due to the stock-based compensation expenses in the 2021 period, as discussed in greater detail below.

We had interest income of $837 for the year ended December 31, 2022, compared to interest income of $112 for the year ended December 31, 2021. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $3,536 and $1,156, for the years ended December 31, 2022 and 2021, respectively, due to interest paid in connection with loans for Company vehicles, including a car used by our Chief Executive Officer and amounts outstanding on our construction loan, each as described in greater detail under “Liquidity and Capital Resources” below.

We had a gain on forgiveness of debt of $51,577 for the year ended December 31, 2021, compared to no gain or loss on the forgiveness of debt for the year ended December 31, 2022. The gain on forgiveness of debt for the three months ended December 31, 2021, was in connection with the forgiveness of the PPP Note as discussed below under “Liquidity and Capital Resources”.

We had a $14,638 provision for taxes for the year ended December 31, 2022, compared to $0 for the year ended December 31, 2021.

We had net income of $333,876 for the year ended December 31, 2022, compared to a net loss of $435,197 for the year ended December 31, 2021, an increase in net income of $769,073 or 176.7%, mainly due to the $1,820,266 increase in revenues and $181,921 decrease in general and administrative expenses, offset by the $1,165,244 increase in cost of goods sold and $51,577 decrease in gain on forgiveness of debt, each as described above.

Liquidity and Capital Resources

We had total assets of $751,246 as of December 31, 2022, consisting of total current assets of $675,848, which included cash of $282,621, house and real estate inventory of $339,074, contract assets of $30,571, prepaid expenses of $22,177 and other current assets of $1,405, and equipment, net of accumulated depreciation, of $42,878 and right-of-use asset of $32,520. Included in real estate inventory as of December 31, 2022 is the value of the land and construction costs incurred to date, which the Company acquired in the third quarter of 2019, and is currently building a custom home on, as discussed above. Contract assets include estimated earnings in excess of billings on uncompleted contracts. Equipment relates to the vehicle discussed below.

We had total liabilities of $649,240 as of December 31, 2022, which included current liabilities of $639,593, including accounts payable and accrued liabilities of $81,246, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $336,373, current portion of note payable of $9,630, construction loan of $186,404, and current portion of right-of-use liability of $25,940, and long-term liabilities consisting of a long-term note payable, net of current portion, of $2,864 relating to certain vehicles (discussed below) and $6,783 of right-to-use liability.

The Company compensated Michael Chavez, a greater than 10% stockholder of the Company, as a consultant to the Company, in the amount totaling $66,000 and $117,000, for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company owed Mr. Chavez $48,000 and $0, respectively, in accrued compensation, which is included in accounts payable and accrued liabilities on the Company’s balance sheet.

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

On April 28, 2020, the Company secured a construction loan from First United Bank and Trust Company to be used to develop the land purchased in the third quarter of 2019. The loan is in the amount of $221,000, bears interest at the rate of 6.25% per annum and is currently due on April 28, 2023. As of December 31, 2022, a total of $186,404 was outstanding on the loan. The Company is currently in discussions to extend the loan.

On May 11, 2020, we (through Reliant Pools) received a loan (the “Loan”) from Wells Fargo Bank N.A. (the “Lender”) in the principal amount of $51,113, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan was evidenced by a promissory note (the “Note”), dated effective May 4, 2020, issued by the Company to the Lender. The Note was unsecured, was to mature on May 4, 2022, and accrued interest at a rate of 1.00% per annum, payable monthly commencing on November 2, 2020, following an initial deferral period as specified under the PPP. Proceeds from the Loan were available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest could be forgiven to the extent Loan proceeds were used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that up to 60% of such Loan funds were used for payroll). The Company used the entire Loan amount for designated qualifying expenses and applied for forgiveness of the respective Loan in accordance with the terms of the PPP. On April 27, 2021, the Company was notified that the outstanding principal and accrued interest for the PPP Loan was forgiven in full by the SBA.

We had working capital of $36,255 as of December 31, 2022, compared to a working capital deficit of $262,518 as of December 31, 2021.

We had $200,148 of net cash used by operating activities for the year ended December 31, 2022, as compared to $169,110 of net cash provided by operating activities for the year ended December 31, 2021. Net cash used by operating activities for the 2022 period was mainly due to $293,353 of cash used for house and real estate inventory and $247,353 of decrease in contract liabilities, offset by $333,876 of net income. For the 2021 period, net cash provided by operating activities was mainly due to $349,333 of stock-based compensation and $316,570 of increase in contract liabilities, offset by $435,197 of net loss and $51,577 of gain on forgiveness of debt. Stock based compensation includes the issuance, on January 27, 2021, of 700,000 shares of restricted common stock to Elijah May, our sole officer and director, 200,000 shares of restricted common stock to Joel Hefner, the Vice President of Reliant Pools, a non-executive officer position, and 700,000 shares of restricted common stock to Michael Chavez, a consultant to the Company, each in consideration for services rendered. The shares were valued at $0.20 per share, the closing price of the Company’s stock on January 27, 2021.

We had $0 of net cash used in investing activities for the year ended December 31, 2022, compared to $10,703 of cash used in investing activities for the year ended December 31, 2021, which related to the purchase of property and equipment.

We had $142,773 of net cash provided by financing activities for the year ended December 31, 2022, which was mainly due to $186,404 of proceeds from our construction loan offset by $25,529 of payments on the notes payable related to our vehicle loans and $18,102 of payments on right-of-use liability, as compared to $10,978 of cash used in financing activities for the year ended December 31, 2021, which was due to payments on our vehicle loans.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct.

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

Backlog

On December 31, 2022, we had approximately $1,560,271 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2023.

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

Variable Consideration

Transaction prices for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our consolidated financial statements for the year ended December 31, 2022, or 2021.

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

Equipment. Equipment, consisting mainly of vehicles, is stated at cost. The Company depreciates the cost of equipment using the straight- line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. During the years ended December 31, 2022 and 2021, depreciation expense was $15,619 and $10,359, respectively. The estimated useful lives of the Company vehicles are five years.

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

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Reliant Holdings, Inc. and Subsidiaries

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Reliant Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reliant Holdings, Inc. as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Reliant Holdings, Inc. as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, and negative cash flow from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

PCAOB #6686

April 7, 2023

Reliant Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$282,621	$339,996
Accounts receivable	-	-
Federal income tax receivable	-	416
House and real estate inventory	339,074	45,721
Contract assets	30,571	7,325
Prepaid expenses	22,177	17,114
Other current Assets	1,405	1,405

Total current assets	675,848	411,977

Equipment, net of accumulated depreciation of $69,484 and $53,865 as of December 31, 2022 and 2021, respectively	42,878	58,497
Right–of–use asset	32,520	-
Total Assets	$751,246	$470,474

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$81,246	$80,595
Contract liabilities	336,373	583,726
Construction Loan	186,404	-
Current portion of note payable	9,630	10,174
Current portion of right–of–use liability	25,940	-

Total current liabilities	639,593	674,495

Long–term note payable, net of current portion	2,864	27,849
Right–of–use liability	6,783	-

Total Liabilities	649,240	702,344

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of December 31, 2022 and 2021, respectively	-	-
Preferred stock Series A, 1,000 shares authorized, $0.001 par value, 1,000 and 0 issued and outstanding as of December 31, 2022 and 2021, respectively	1	1
Common stock, 70,000,000 shares authorized, $0.001 par value, 16,385,000 issued and outstanding as of December 31, 2022 and, 2021	16,385	16,385
Additional paid–in capital	396,564	396,564
Accumulated deficit	(310,944)	(644,820)

Total Stockholders’ Equity (Deficit)	102,006	(231,870)

Total Liabilities and Stockholders’ Equity (Deficit)	$751,246	$470,474

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years ended
	December 31,
	2022	2021

Revenue	$4,616,404	$2,796,138
Cost of goods sold	(3,324,213)	(2,158,969)
Gross margin	1,292,191	637,169

Operating expenses
General and administrative	940,978	1,122,899

Total operating expenses	(940,978)	(1,122,899)

Income (loss) from operations	351,213	(485,730)

Other income (expense)
Interest income	837	112
Interest expense	(3,536)	(1,156)
Gain on forgiveness of debt	-	51,577

Total other income (expense)	(2,699)	50,533

Income (loss) before income taxes	348,514	(435,197)

Provision for income tax	(14,638)	-

Net income (loss)	$333,876	$(435,197)

Net income (loss) per share – basic and diluted	$0.02	$(0.03)

Weighted average common shares outstanding	16,385,000	16,270,714

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
For the years ended December 30, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance December 31, 2020	–	$–	14,785,000	$14,785	$48,832	$(209,623)	$(146,006)

Stock– based compensation	–	–	1,600,000	1,600	346,733	–	348,333

Preferred Shares issued for Compensation	1,000	1	–	–	999	–	1,000

Net loss	–	–	–	–	–	(435,197)	(435,197)

Balance December 31, 2021	1,000	1	16,385,000	16,385	396,564	(644,820)	(231,870)

Net income (loss)	–	–	–	–	–	333,876	333,876

Balance December 31, 2022	1,000	$1	16,385,000	$16,385	$396,564	$(310,944)	$102,006

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years ended
	December 31,
	2022	2021
Operating Activities
Net income (loss)	$333,876	$(435,197)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock–based compensation	-	349,333
Depreciation	15,619	10,359
Bad debt expense	-	3,000
Gain on forgiveness of debt	-	(51,577)
Changes in operating assets and liabilities:
Accounts receivable	-	714
Contract assets	(23,246)	62,185
House and real estate inventory	(293,353)	(11,773)
Prepaid and other current assets	(4,647)	(16,552)
Right–of–use asset	18,305
Contract liabilities	(247,353)	316,570
Accounts payable and accrued liabilities	651	(57,951)

Net cash provided by (used in) operating activities	(200,148)	169,110

Investing Activities
Purchase of property and equipment	-	(10,703)

Net cash used in investing activities	-	(10,703)

Financing Activities
Proceeds from construction loan	186,404	-
Payments on note payable	(25,529)	(10,978)
Payments on right–of–use liability	(18,102)	-

Net cash provided by (used in) financing activities	142,773	(10,978)

Net change in cash	(57,375)	147,429
Cash – beginning of period	339,996	192,567
Cash – end of period	$282,621	$339,996

Supplemental Disclosures
Interest paid	$3,536	$1,156
Income taxes paid	$-	$-

Non–cash Disclosures
Purchase of equipment with note payable	$-	$19,931
Establishment of right–of–use asset	$50,825	$-

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Reliant Holdings, Inc. (the “Company”) was formed as a Nevada corporation on May 19, 2014. On May 23, 2014, Reliant Holdings, Inc., along with Reliant Pools, Inc., formerly Reliant Pools, G.P., which was formed in September 2013 (“Reliant Pools”) and the stockholders of Reliant Pools, entered into an Agreement for the Exchange of common stock whereby Reliant Pools, Inc. became a wholly–owned subsidiary of Reliant Holdings, Inc. Reliant Holdings, Inc. designs, and installs swimming pools. On October 10, 2018, the Company incorporated a new wholly–owned subsidiary in Texas, Reliant Custom Homes, Inc. During the third quarter of 2019, the Company purchased land on which it is in the process of constructing a custom home. The Company is headquartered in Austin, Texas. In September 2021, we formed Reliant Solar Energy, Inc., a wholly–owned Texas subsidiary.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly–owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short–term investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon its ability to generate revenues to sustain its current level of operations. Management believes in their ability to generate revenues to fund its current level of operation. During the year ended December 31, 2022, the Company had negative cash flow from operations, minimal working capital, and an accumulated deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management cannot be certain that such events can be achieved.

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

Revenue is recognized based on the following five step model:

–	Identification of the contract with a customer
–	Identification of the performance obligations in the contract
–	Determination of the transaction price
–	Allocation of the transaction price to the performance obligations in the contract
–	Recognition of revenue when, or as, the Company satisfies a performance obligation

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

Performance Obligations Satisfied at a Point in Time

Revenue for our contracts that do not satisfy the criteria for over time recognition is recognized at a point in time. Substantially all of our revenue recognized at a point in time is for work performed for pool maintenance or repairs.  Unlike our construction contracts that use a cost–to–cost input measure for performance, the pool maintenance or repairs utilize an output measure for performance based on the completion of a unit of work. The typical time frame for completion of these services is less than one month. Upon fulfillment of the performance obligation, the customer is provided an invoice (or equivalent) demonstrating transfer of control or completion of service to the customer. We believe that point in time recognition remains appropriate for these contracts and will continue to recognize revenues upon completion of the performance obligation and issuance of an invoice.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Backlog

On December 31, 2022, we had approximately $1,560,271 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2023.

Contract Estimates

Accounting for long–term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long–term contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract.

Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, and the performance of subcontractors.

Variable Consideration

Transaction prices for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch–up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract were material to our consolidated financial statements for the years ended December 31, 2022 and 2021.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the consolidated balance sheet. On our construction contracts, amounts are billed as work progresses in accordance with agreed–upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs prior to revenue recognition, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheet on a contract–by–contract basis at the end of each reporting period.

Home sale revenues – Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed–upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in–transit and classified as cash. Contract liabilities, include customer deposit liabilities related to homes sold but not yet delivered to buyers, totaled $0 at December 31, 2022 and 2021, respectively, related to Home and Land revenue. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit.

Land sale revenues – We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sales are generally outright sales of specified land parcels with cash consideration due on the closing date, which is generally when performance obligations are satisfied.

Accounts Receivable and Allowances

The Company does not charge interest to its customers and carries its customers’ receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contract and acceptance by the customer, or earlier as provided by the contract. Based on the Company’s experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable, including retainage, as current assets. The contracting cycle for certain long–term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year.

The Company grants trade credit, on a non–collateralized basis (with the exception of lien rights against the property in certain cases), to its customers and is subject to potential credit risk related to changes in business and overall economic activity. The Company analyzes specific accounts receivable balances, historical bad debts, customer credit–worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the event that a customer balance is deemed to be uncollectible, the account balance is written–off against the allowance for doubtful accounts.

Classification of Construction Contract–related Assets and Liabilities

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

Equipment

Equipment, consisting mainly of vehicles, is stated at cost. The Company depreciates the cost of equipment using the straight– line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. During the years ended December 31, 2022 and 2021, depreciation expense was $15,619 and $10,359, respectively. The estimated useful lives of the Company vehicles are five years.

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

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our home and real estate inventory for indicators of impairment by property during each reporting period. If indicators of impairment are present for a property, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third–party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the years ended December 31, 2022 and 2021, we recorded $0 of impairment charges.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three–tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as ASC Topic 260, “Earnings (Loss) per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were no dilutive shares outstanding during the years ended December 31, 2022 and 2021.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 2. Accounts Receivable

Accounts receivable consisted of the following:

	December 31,	December 31,
	2022	2021
Contract receivables	$3,000	$3,000
Less: Allowance for doubtful accounts	(3,000)	(3,000)
Accounts receivable, net	$-	$-

The Company recognized $0 and $3,000 bad debt expense during the years ended December 31, 2022 and 2021, respectively.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	December 31,	December 31,
	2022	2021
Costs on uncompleted contracts	$1,185,212	$689,237
Estimated earnings	416,426	226,669
	1,601,638	915,906
Less: Progress billings	1,907,440	1,492,306
Contract liabilities, net	$(305,802)	$(576,400)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	December 31, 2022	December 31, 2021
Costs and estimated earnings in excess of billings on uncompleted contracts	$30,571	$7,325
Billings in excess of costs and estimated earnings on uncompleted contracts	(336,373)	(583,726)
Contract liabilities	$(305,802)	$(576,400)

Note 4. Concentration of Risk

The Company had gross revenue of $4,616,404 and $2,796,138 for the years ended December 31, 2022 and 2021, respectively.  There were no customers representing more than 10% of gross revenue for the year ended December 31, 2022 and 2021.

Note 5. Related Party Transactions

The Company compensated Michael Chavez, a greater than 10% stockholder of the Company, as a consultant to the Company, in the amount totaling $66,000 and $117,000, for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company owed Mr. Chavez $48,000 and $0, respectively, in accrued compensation, which is included in accounts payable and accrued liabilities on the Company’s balance sheet.

Note 6. Equity

From January 2016 to September 2016, the Company sold 885,000 shares of restricted common stock for $44,250, or $0.05 per share in a private offering pursuant to a private placement memorandum. Purchasers in the offering included Lilia Chavez, the mother of Michael Chavez, the Company’s then President and then sole director (10,000 shares for $500), Alexander Spohn, the adult son of Becky Spohn, the Company’s then Controller 5,000 shares for $250), and Phyllis Laws, the mother of Becky Spohn, the Company’s then Controller (5,000 shares for $250).

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

During the first quarter of fiscal 2017, the Company learned that in 2009, Michael Chavez, the former President and former sole director, was barred from association with any Financial Industry Regulatory Authority, Inc. (FINRA) member in any capability. Mr. Chavez similarly became aware of the FINRA bar at the same time. Pursuant to Rule 506(d), Rule 506 of the Securities Act, is not available for a sale of securities if among other persons, any director or executive officer of an issuer has been subject to certain disqualifying events after September 23, 2013, including suspension or expulsion from membership in a self–regulatory organization (SRO), such as FINRA. However, in the event the disqualifying event occurred prior to September 23, 2013, the issuer is not prohibited from relying on Rule 506, provided that pursuant to Rule 506(e) of the Securities Act, an issuer is required to furnish to each purchaser, a reasonable time prior to sale, a description in writing of any matters that would have triggered disqualification under Rule 506(d)(1), but occurred before September 23, 2013.

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

Pursuant to the Voting Agreement, Mr. Chavez provided complete authority to Mr. May to vote the 4,000,000 shares of common stock which Mr. Chavez then held (and any other securities of the Company obtained by Mr. Chavez in the future) at any and all meetings of stockholders of the Company and via any written consents. Those 4,000,000 shares represented 27.4% of the Company’s common stock as of the parties’ entry into the Voting Agreement and together with 4,500,000 shares held by Mr. May prior to the parties’ entry into the Voting Agreement, constituted 58.3% of the Company’s total outstanding shares of common stock. The Voting Agreement has a term of ten years, through November 3, 2027, but can be terminated at any time by Mr. May and terminates automatically upon the death of Mr. May. In connection with his entry into the Voting Agreement, Mr. Chavez provided Mr. May an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Additionally, during the term of such agreement, Mr. Chavez agreed not to transfer the shares covered by the Voting Agreement except pursuant to certain limited exceptions. Due to the Voting Agreement, Mr. May held voting control over the Company due to his ability to vote 58.3% of the Company’s total outstanding shares of voting stock as of the date of the Voting Agreement.

Effective on November 3, 2017, the Board of Directors of the Company and the Board of Directors of Reliant Pools Inc., the Company’s wholly–owned subsidiary, each then consisting solely of Mr. Chavez, increased the number of members of the Board of Directors of each company from one to two and appointed Mr. May as a member of the Board of Directors of each company to fill the vacancy created by such vacancy.

On December 4, 2020, the Company entered into an investor relations agreement and issued a total of 200,000 shares of restricted common stock in exchange for a six–month service period. The stock was valued at $34,000 at the date of grant and was recognized over the service period. During the nine months ended September 30, 2021, the Company recognized $28,333 of expense related to these shares.

On January 27, 2021, the Company issued 700,000 shares of restricted common stock to Elijah May, its sole officer and director, 200,000 shares of restricted common stock to Joel Hefner, the Vice President of Reliant Pools, a non–executive officer position, and 700,000 shares of restricted common stock to Michael Chavez, a consultant to the Company, each in consideration for services rendered. The shares were valued at $0.20 per share, the closing price of the Company’s stock on January 27, 2021. During the nine months ended September 30, 2021, the Company recognized $320,000 of expense related to these shares.

On June 15, 2021, the Company issued 1,000 shares of its newly designated shares of Series A Preferred Stock to Elijah May, the Company’s Chief Executive Officer and sole director in consideration for services rendered and to be rendered to the Company. Such shares of Series A Preferred Stock vote in aggregate fifty–one percent (51%) of the total vote on all stockholder matters, voting separately as a class. Notwithstanding such voting rights, no change in control of the Company was deemed to have occurred in connection with the issuance since Mr. May controlled the vote of 59.1% of the Company’s outstanding common stock as of the issuance date of such 1,000 shares of Series A Preferred Stock and therefore controlled the Company prior to such issuance. The holder of the Series A Preferred Stock is not entitled to receive dividends, has no liquidation preference and no conversion rights. With the unanimous consent or approval of the board members, the Company has the option at its sole discretion to redeem any and all outstanding shares of Series A Preferred Stock for $1.00 per share.

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

The components of lease expense were as follows the year December 31, 2022:

2022
Right of Use (ROU) Operating lease cost:
Amortization of assets	18,305
Interest on lease liabilities	2,057
Total net lease cost	$20,362

Supplemental balance sheet information related to leases was as follows:

2022
Operating lease:
ROU Real Estate Asset	$50,825
Accumulated amortization	(18,305)
Right of Use, net	$32,520

Current portion of lease liabilities	$25,940
Noncurrent lease liabilities	6,783
Total lease liabilities	$32,723

Weighted average remaining lease term:
Operating leases	1.25 years

Weighted average discount rate:
Operating lease	6.40%

Note 8. Commitments and Contingencies

On December 21, 2018, a former client, Brian Moats filed an Original Petition naming Reliant Pools as a defendant in a suit filed in the County Court at Law No. 2 for Travis County, Texas (Cause No. C–1–CV–18–012062). The suit alleged that the Company failed to install a French drain under the pool as required by the terms of the contract, alleged causes of action of breach of express warranty and breach of contract and sought damages of between $100,000 and $200,000. We denied Mr. Moats’ claims. In October 2020, Reliant Pools entered into a memorandum setting forth the proposed terms of a settlement with Mr. Moats. The settlement agreement terms, provide for Reliant Pools to pay Mr. Moats an aggregate of $145,000 (with $40,000 paid on October 30, 2020, $25,000 paid on December 4, 2020, and additional tranches of funds due from January 1, 2021 to March 1, 2022); the entry into an agreed judgment (which may be plead by Mr. Moats if we default in any payment); the provision of a security interest over our accounts receivable to secure amounts due to Mr. Moats; a non–suit of the lawsuit and our agreement to honor a prior warranty on Mr. Moats’ pool.

During the years ended December 31, 2022 and 2021, the Company paid Mr. Moats $15,000 and $65,000, pursuant to the settlement agreement. As of December 31, 2022, no further payments are owed to Mr. Moats pursuant to the settlement agreement.

Note 9. Note Payable

	December 31, 2022	December 31, 2021
Term note with a bank secured by car, payable in monthly installments of $660, including interest at 3.99% through February 27, 2025	$10,494	$19,879

Term note with a bank secured by car, payable in monthly installments of $1,000, including interest at 6.54% through May 26, 2027	2,000	18,143

Total long–term debt	12,494	38,023
Less: current portion	(9,630)	(10,174)
Long–term debt net of current portion	$2,864	$27,849

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

Note 10. Construction Loan

Effective on November 1, 2021, the Company’s wholly–owned subsidiary, Reliant Custom Homes, Inc., entered into an Extension of Real Estate Note and Lien with First United Bank and Trust Co. (“First United”), pursuant to which First United agreed to extend the due date of our $221,000 borrowing facility in connection with the construction loan on our custom home from October 28, 2021 to April 28, 2022. Effective on April 26, 2022, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to October 28, 2022, and effective on October 28, 2022, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to April 28, 2023. There were no other changes to the terms of the loan. Amounts borrowed under the loan bear interest at the rate of 6.25%, are secured by the land on which the Company plans to build a custom home, and are guaranteed by Reliant Pools, Inc., our wholly–owned subsidiary. As of December 31, 2022, the Company had borrowed $186,404 against the loan.

Note 11. Income Taxes

Income tax (benefit) provision for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Federal income tax expense(benefit) attributed to:
Federal income tax at statutory rate of 21%	$73,188	$(29,400)
Change in valuation allowance	(58,550)	29,400
Other	-	-
Net expense (benefit)	$14,638	$-

Significant items comprising our net deferred tax amount for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax attributed
Net operating loss carryforward	$33,850	$92,300
Less: Valuation allowance	(33,850)	(92,300)
Net deferred tax asset	$-	$-

Note 12. Subsequent Events

In January 2023, we issued 400,000 shares of restricted common stock to Joel Hefner, an employee of the Company in consideration for hitting sales targets for fiscal 2021 and 2022.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – integrated Framework (2013).

Based on its evaluation, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.01 Entry into a Material Definitive Agreement.

On November 2, 2022, the Company’s wholly-owned subsidiary, Reliant Custom Homes, Inc., entered into an Extension of Real Estate Note and Lien with First United Bank and Trust Co. (“First United”) dated October 28, 2022, pursuant to which First United agreed to extend the due date of our $221,000 borrowing facility in connection with the construction loan on our custom home, which had a balance of $103,629 as of the date of the agreement, from October 28, 2022 to April 28, 2023. There were no other changes to the terms of the loan. Amounts borrowed under the loan bear interest at the rate of 6.25%, are secured by the land on which the Company is in the process of building a custom home, and are guaranteed by Reliant Pools, Inc., our wholly-owned subsidiary.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officer and Director

The following table sets forth the name, age and position of each director and executive officer of the Company. The sole officer and director of the Company is as follows:

Name	Age	Position	Date First Appointed as Officer or Director

Elijah May	45	President, Chief Executive Officer, Chief Operating Officer and Director (sole director)	May 2014

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

Board of Directors Meetings

During the year ending December 31, 2022, the Board held no formal meetings. The Company has not held an annual meeting since the Company went public in 2017.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time.

Insider Trading/Policy Against Hedging

The Company recognizes that hedging against losses in Company shares may disturb the alignment between stockholders and executives that equity awards are intended to build; however, while ‘short sales’ are discouraged by the Company, the Company does not currently have a policy prohibiting such transactions or any formal insider trading policy.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”)

Dodd-Frank requires public companies to provide shareholders with an advisory vote on compensation of the most highly compensated executives, which are sometimes referred to as “say on pay,” as well as an advisory vote on how often the company will present say on pay votes to its shareholders. The Company plans to provide its shareholders the right to vote on say-on-pay matters beginning at the next annual meeting of stockholders which the Company holds after this filing.

Compensation Recovery and Clawback Policies

 Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer (if any). The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results. We plan to implement a clawback policy in the future, if required, although we have not yet implemented such policy.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us, we believe that all required Section 16(a) were timely filed during fiscal 2022.

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

Summary Compensation Table*

Name And Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)#		Option Awards ($)#	All Other Compensation ($)	Total ($)

Elijah May,	2022	217,987	25,000	—		—	—	242,987
CEO, President and COO	2021	145,027	25,000	141,000	(1)	—	—	311,027

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

We have no directors other than Mr. May, who is our sole executive officer and whose compensation is included above.

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

Outstanding Equity Awards at Fiscal Year-End

The Company: (i) did not grant any stock options to its executive officers or directors during the year ended December 31, 2022; (ii) did not have any outstanding unvested equity awards as of December 31, 2022; and (iii) had no options exercised by its Named Executive Officers in the fiscal year ended December 31, 2022.

Key Man Insurance

The Company does not hold “Key Man” life insurance on any of its officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of April 7, 2023 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 16,785,000 shares outstanding as of April 7, 2023, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 7, 2023, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

Name and Address of Beneficial Owner	Common Shares Beneficially Owned		Common Ownership Percentage	Series A Preferred Stock Shares Beneficially Owned	Series A Preferred Stock Percentage (1)	Total Voting Percentage (2)
Officers and Directors
Elijah May (3)	9,675,000	(4)	57.6%	1,000	100%	79.2%

All officers and directors as a group (1 person)	9,675,000		57.6%	1,000	100%	79.2%

Greater than 5% Stockholders
Michael Chavez (3)(4)	4,475,825		26.7%	—	—%	13.1%

Joel Hefner (5)	1,050,000		6.3%	—	—%	3.1%

___________

* Less than 1%.

(1) The 1,000 shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all stockholder matters equal to fifty-one percent (51%) of the total vote.

(2) Based on 34,255,102 total voting shares, including 16,785,000 shares voted by our common stockholders and 17,470,102 voting shares voted by our Series A Preferred Stock holder, Mr. May (see also footnote 1).

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

(5) Mr. Hefner’s address is 15001 Big Falls Dr, Leander Texas 78641.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2022, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders (1)	—	$—	2,500,000
Total	—	$—	2,500,000

(1) Consists of awards available for future issuance under the Reliant Holdings, Inc. 2021 Equity Incentive Plan.

Reliant Holdings, Inc. 2021 Equity Incentive Plan

On June 14, 2021, Elijah May, the sole member of the Board of Directors of the Company approved and adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to any limitations provided by federal or state securities laws, to receive (i) nonqualified stock options; (ii) restricted stock; (iii) stock awards; (iv) shares in performance of services; or (v) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential future contribution to the Company’s success, and such other factors as the Board of Directors in its discretion shall deem relevant. A total of 2,500,000 shares are authorized for awards under the 2021 Plan. No incentive stock options are eligible to be granted under the 2021 Plan and no stockholder approval is required for the adoption of such plan, which became effective upon approval by the sole director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as discussed below, or otherwise disclosed above under “Executive Compensation”, there have been no transactions since January 1, 2020, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

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

On January 27, 2021, Michael Chavez, a greater than 20% stockholder of the Company of the Company, entered into a Lock-Up Agreement with the Company (the “Lock-Up”), whereby he agreed that until January 27, 2023, he would not, directly or indirectly Transfer any of the shares that he owns, except subject to certain exceptions described in the Lock-Up. “Transfer” means the offer for sale, sale, pledge, hypothecation, transfer, assignment or other disposition of (or to enter into any transaction or device that is designed to, or could be expected to, result in the sale, pledge, hypothecation, transfer, assignment or other disposition at any time) (including, without limitation, by operation of law), or the entry into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of the shares, whether any such transaction is to be settled by delivery of shares or other securities, in cash or otherwise.

On June 15, 2021, the Company issued 1,000 shares of its newly designated shares of Series A Preferred Stock to Elijah May, the Company’s Chief Executive Officer and sole director in consideration for services rendered and to be rendered to the Company. Such shares of Series A Preferred Stock vote in aggregate fifty-one percent (51%) of the total vote on all stockholder matters, voting separately as a class. The holder of the Series A Preferred Stock is not entitled to receive dividends, has no liquidation preference and no conversion rights. With the unanimous consent or approval of the board members, the Company has the option at its sole discretion to redeem any and all outstanding shares of Series A Preferred Stock for $1.00 per share.

The Company compensated Michael Chavez, a greater than 10% stockholder of the Company, as a consultant to the Company, in the amount totaling $66,000 and $117,000, for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company owed Mr. Chavez $48,000 and $0, respectively, in accrued compensation.

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

Audit Fees

The aggregate fees billed by our independent auditors, PWR CPA, LLP, for professional services rendered for the audit of our annual financial statements, and for the review of quarterly financial statements for the fiscal years ended December 31, 2022 and 2021, were:

	2022	2021
PWR CPA	$23,000	$23,000

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

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit		Filed/ Furnished	Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/2016	333-214274
3.2	Certificate of Designations of Reliant Holdings, Inc., Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Preferred Stock, filed with the Secretary of State of Nevada on June 15, 2021		8-K	3.1	6/17/2021	000-56012
3.3	Amended and Restated Bylaws		S-1	3.2	10/27/2016	333-214274
4.1	Description of Securities of the Registrant		10-K	4.1	4/13/2022	000-56012
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/2016	333-214274
10.2†	Voting Agreement, dated as of November 3, 2017, by and among Michael Chavez and Elijah May		8-K	10.1	11/7/2017	333-214274
10.3	Form of Construction Loan Agreement dated April 28, 2020, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.7	5/19/2020	000-56012
10.4	Form of Promissory Note in the amount of $221,000, dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.8	5/19/2020	000-56012
10.5	Form of Commercial Guaranty dated April 28, 2020, by Reliant Holdings, Inc., in favor of First United Bank and Trust Co.		10-Q	10.9	5/19/2020	000-56012
10.6	Form of Commercial Guaranty dated April 28, 2020, by Reliant Pools, Inc., in favor of First United Bank and Trust Co.		10-Q	10.1	5/19/2020	000-56012
10.7	Form of Construction Deed of Trust Form dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.11	5/19/2020	000-56012
10.8	Paycheck Protection Program Promissory Note and Agreement dated May 4, 2020 by and between Wells Fargo Bank N.A. and Reliant Pools, Inc., evidencing the loan of $51,113		10-Q	10.12	5/19/2020	000-56012
10.9†	Lock-Up Agreement dated January 27, 2021, between Reliant Holdings, Inc. and Michael Chavez		10-K	10.9	3/31/2021	000-56012
10.10†	Reliant Holdings, Inc. 2021 Equity Incentive Plan		8-K	10.2	6/17/2021	000-56012
10.11†	Form of 2021 Equity Incentive Plan Option Award Grant Agreement		S-8	4.1	8/3/2021	333-258392
10.12†	Form of 2021 Equity Incentive Plan Restricted Stock Grant Agreement		S-8	4.2	8/3/2021	333-258392

10.13	Extension of Real Estate Note and Lien dated April 26, 2021, by and between Reliant Custom Homes, Inc. and Frist United Bank and Trust Co.		10-Q	10.13	8/16/2021	000-56012
10.14	Extension of Real Estate Note and Lien dated November 1, 2021, by and between Reliant Custom Homes, Inc. and Frist United Bank and Trust Co.		10-K	10.14	4/13/2022	000-56012
10.15	Extension of Real Estate Note and Lien dated April 26, 2022, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.15	5/18/2022	000-56012
10.16*	Extension of Real Estate Note and Lien dated October 28, 2022, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.	☒
14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/2016	333-214274
16.1	Letter to Securities and Exchange Commission from LBB & Associates Ltd., LLP, dated March 2, 2020		8-K	16.1	3/3/2020	000-56012
21.1*	Subsidiaries	☒
23.1*	Consent of PWR CPA	☒
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K included in the Exhibit 101 Inline XBRL Document Set	☒

* Filed herewith.

** Furnished Herewith.

† Exhibit constitutes a management contract or compensatory plan or agreement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANT HOLDINGS, INC.

Date: April 7, 2023	By:	/s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal
Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Elijah May	Chief Executive Officer and President (Principal Executive Officer and Principal Financial/ Accounting Officer) and Sole Director	April 7, 2023
Elijah May

