Form 10-Q
period 2023-03-31
Reliant Holdings, Inc.
filed 2023-05-18
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐     No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 16,785,000 shares of common stock are issued and outstanding as of May 18, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services;
●	lack of insurance policies;
●	dependence on a small number of customers;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	client lawsuits, damages, judgments and settlements required to be paid in connection therewith and the effects thereof on our reputation;
●	health risks, economic slowdowns and rescissions and other negative outcomes caused by COVID-19 and governmental responses thereto;
●	increased inflation, interest rates and supply constraints, and possible recessions caused thereby;
●	economic downturns both in the United States and globally;
●	strategic transactions in the future which may result in a material change in our operations and/or a change of control;
●	risk of increased regulation of our operations; and
●	other risk factors included under “Risk Factors” below.

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$303,165	$282,621
House and real estate inventory	385,274	339,074
Contract assets	7,466	30,571
Prepaid expenses	16,129	22,177
Other current Assets	1,405	1,405

Total current assets	713,439	675,848

Equipment, net of accumulated depreciation of $73,379 and $69,484 as of
March 31, 2023 and December 31, 2022, respectively	38,983	42,878
Right-of-use asset	26,223	32,520

Total Assets	$778,645	$751,246

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$132,584	$81,246
Contract liabilities	227,592	336,373
Construction Loan	215,912	186,404
Current portion of note payable	7,728	9,630
Current portion of right-of-use liability	26,493	25,940

Total current liabilities	610,309	639,593

Long-term note payable, net of current portion	361	2,864
Right-of-use liability	-	6,783

Total Liabilities	610,670	649,240

Commitments and Contingencies

Stockholders' Equity
Preferred stock, 5,000,000 shares authorized, $0.001 par value,
0 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Preferred stock Series A, 1,000 shares authorized, $0.001 par value,
1,000 and 1,000 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Common stock, 70,000,000 shares authorized, $0.001 par value,
16,785,000 and 16,385,000 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	16,785	16,385
Additional paid-in capital	432,164	396,564
Accumulated deficit	(280,975)	(310,944)

Total Stockholders' Equity	167,975	102,006

Total Liabilities and Stockholders' Equity	$778,645	$751,246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended
	March 31,
	2023	2022

Revenue	$795,850	$1,031,284
Cost of goods sold	(518,856)	(818,584)
Gross margin	276,994	212,700

Operating expenses
General and administrative	245,453	215,145

Total operating expenses	(245,453)	(215,145)

Income (loss) from operations	31,541	(2,445)

Other income (expense)
Interest income	399	89
Interest expense	(657)	(473)

Total other income (expense)	(258)	(384)

Income (loss) before income taxes	31,283	(2,829)

Provision for income tax	(1,314)	-

Net income (loss)	$29,969	$(2,829)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding	16,583,870	16,385,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
For the three months ended March 31, 2023 and 2022
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance December 31, 2021	-	$-	16,385,000	$16,385	$396,564	$(644,820)	$(231,870)

Net loss	-	-	-	-	-	(2,829)	(2,829)
							-
Balance March 31, 2022	-	$-	16,385,000	$16,385.00	$396,564.00	$(647,649.00)	$(234,699)

Balance December 31, 2022	1,000	$1	16,385,000	$16,385	$396,564	$(310,944)	$102,006

Shares issued for services			400,000	400	$35,600		36,000

Net income						29,969	29,969

Balance March 31, 2023	1,000	$1	16,785,000	$16,785	$432,164	$(280,975)	$167,975

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended
	March 31,
	2023	2022
Operating Activities
Net income (loss)	$29,969	$(2,829)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Stock-based compensation	36,000	-
Depreciation	3,895	3,934
Changes in operating assets and liabilities:
Accounts receivable	-	(33,882)
Contract assets	23,105	(19,437)
House and real estate inventory	(46,200)	(2,096)
Prepaid and other current assets	6,048	34,347
Right-of-use asset	6,297	-
Contract liabilities	(108,781)	-
Accounts payable and accrued liabilities	51,338	29,213

Net cash provided by operating activities	1,671	9,251

Financing Activities
Proceeds from construction loan	29,508	-
Payments on note payable	(4,405)	(5,029)
Payments on right-of-use liability	(6,230)	-

Net cash provided by (used in) financing activities	18,873	(5,029)

Net change in cash	20,544	4,222
Cash - beginning of period	282,621	339,996
Cash - end of period	$303,165	$344,218

Supplemental Disclosures
Interest paid	$657	$473
Income taxes paid	$-	$-

Non-cash Disclosures
Purchase of equipment with note payable	$-	$-
Establishment of right-of-use asset	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Reliant Holdings, Inc. (the “Company”) was formed as a Nevada corporation on May 19, 2014. On May 23, 2014, Reliant Holdings, Inc., along with Reliant Pools, Inc., formerly Reliant Pools, G.P., which was formed in September 2013 (“Reliant Pools”) and the shareholders of Reliant Pools, entered into an Agreement for the Exchange of common stock whereby Reliant Pools, Inc. became a wholly-owned subsidiary of Reliant Holdings, Inc. Reliant Holdings, Inc. designs, and installs swimming pools. On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. During the third quarter of 2019, the Company purchased land on which it is in the process of building a custom home. The Company is headquartered in Austin, Texas. In September 2021, we formed Reliant Solar Energy, Inc., a wholly-owned Texas subsidiary.

Basis of Presentation

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements and related disclosures as of March 31, 2023 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2022 and 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 10, 2023. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year ended December 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (the “new revenue standard”) to all contracts using the modified retrospective method.

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

Performance Obligations Satisfied Over Time

Revenues for our contracts that satisfy the criteria for over time recognition are recognized as the work progresses. The majority of our revenue is derived from construction contracts and projects that typically span between 4 to 12 months. Our construction contracts will continue to be recognized over time because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and, therefore, the customer controls the asset as it is being constructed.  Contract costs include labor, material, and indirect costs.

Performance Obligations Satisfied at a Point in Time

Revenues for our contracts that do not satisfy the criteria for over time recognition are recognized at a point in time. Substantially all of our revenue recognized at a point in time is for work performed for pool maintenance or repairs.  Unlike our construction contracts that use a cost-to-cost input measure for performance, the pool maintenance or repairs utilize an output measure for performance based on the completion of a unit of work. The typical time frame for completion of these services is less than one month. Upon fulfillment of the performance obligation, the customer is provided an invoice (or equivalent) demonstrating transfer of control or completion of service to the customer. We believe that point in time recognition remains appropriate for these contracts and will continue to recognize revenues upon completion of the performance obligation and issuance of an invoice.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Backlog

On March 31, 2023, we had approximately $984,001 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2023.

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

Variable Consideration

Transaction prices for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract were material to our consolidated financial statements for the three months ended March 31, 2023.

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

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities, include customer deposit liabilities related to homes sold but not yet delivered to buyers, totaled $0 at March 31, 2023 and 2022, respectively, related to Home and Land revenue. Substantially all of our custom home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit.

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

Equipment

Equipment, consisting mainly of vehicles, is stated at cost. The Company depreciates the cost of equipment using the straight- line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. During the three months ended March 31, 2023 and 2022, depreciation expense was $3,895 and $3,934. The estimated useful lives of the Company vehicles are five years.

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

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our home and real estate inventory for indicators of impairment by property during each reporting period. If indicators of impairment are present for a property, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three months ended March 31, 2023 and 2022, we recorded $0 of impairment charges.

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as ASC Topic 260, “Earnings (Loss) per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were no dilutive shares outstanding during the three months ended March 31, 2023 and 2022.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 2. Accounts Receivable

Accounts receivable consisted of the following:
	March 31,	December 31,
	2023	2022
Contract receivables	$3,000	$3,000
Less: Allowance for doubtful accounts	(3,000)	(3,000)
Accounts receivable, net	$-	$-

The Company recognized no bad debt expense during the three months ended March 31, 2023 and 2022, respectively.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	March 31,	December 31,
	2023	2022
Costs on uncompleted contracts	$963,301	$1,185,212
Estimated earnings	306,245	416,426
	1,269,546	1,601,638
Less: Progress billings	1,489,672	1,851,791
Contract liabilities, net	$(220,126)	$(250,153)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	March 31, 2023	December 31, 2022
Costs and estimated earnings in excess of billings on uncompleted contracts	$7,466	$30,571
Billings in excess of costs and estimated earnings on uncompleted contracts	(227,592)	(280,724)
Contract liabilities, net	$(220,126)	$(250,153)

Note 4. Concentration of Risk

The Company had gross revenue of $795,850 and $1,031,284 for the three months ended March 31, 2023 and 2022, respectively.  There were five customers representing more than 10% of gross revenue for the three months ended March 31, 2023, representing 71% of total revenue. There was one customer representing more than 10% of gross revenue for the three months ended March 31, 2022, representing a total of 18% of total revenue.

Note 5. Related Party Transactions

The Company compensated Michael Chavez, a greater than 10% shareholder of the Company, as a consultant to the Company, in the amounts totaling $18,000 and $12,000, for the three months ended March 31, 2023 and 2022, respectively.

Note 6. Equity

Preferred Shares

On June 15, 2021, the Company issued 1,000 shares of Series A Preferred Stock to Elijah May, the Company’s Chief Executive Officer and sole director in consideration for services rendered and to be rendered to the Company. Such shares of Series A Preferred Stock vote in aggregate fifty-one percent (51%) of the total vote on all shareholder matters, voting separately as a class. Notwithstanding such voting rights, no change in control of the Company was deemed to have occurred in connection with the issuance since Mr. May controlled the vote of 59.1% of the Company’s outstanding common stock at the time of the issuance of the Series A Preferred Stock and therefore controlled the Company prior to such issuance. The holder of the Series A Preferred Stock is not entitled to receive dividends, has no liquidation preference and no conversion rights. With the unanimous consent or approval of the board members, the Company has the option at its sole discretion to redeem any and all outstanding shares of Series A Preferred Stock for $1.00 per share.

Common Shares

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

During the three months ended March 31, 2023, the Company issued 400,000 shares of restricted common stock to an employee of the Company for services rendered with a fair value of $36,000.

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

The components of lease expense were as follows:

	For the Three Months ended March 31,
	2023	2022
Right of Use (ROU) Operating lease cost:
Amortization of assets	6,297	-
Interest on lease liabilities	490	-
Total net lease cost	$6,787	$-

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2023	2022
Operating lease:
ROU Real Estate Asset	$50,825	$50,825
Accumulated amortization	(24,603)	(18,305)
Right of Use, net	$26,222	$32,520

Current portion of lease liabilities	$26,493	$25,940
Noncurrent lease liabilities	-	6,783
Total lease liabilities	$26,493	$32,723

Weighted average remaining lease term:
Operating leases	1 years	1.25 years

Weighted average discount rate:
Operating lease	6.40%	6.40%

Note 8. Note Payable

	March 31, 2023	December 31, 2022
Term note with a bank secured by car, payable in monthly installments of $660, including interest at 3.99% through February 27, 2025	$8,089	$10,494

Term note with a bank secured by car, payable in monthly installments of $1,000, including interest at 6.54% through May 26, 2027	-	2,000

Total long-term debt	8,089	12,494
Less: current portion	(7,728)	(9,630)
Long-term debt net of current portion	$361	$2,864

Note 9. Construction Loan

Effective on November 1, 2021, the Company’s wholly–owned subsidiary, Reliant Custom Homes, Inc., entered into an Extension of Real Estate Note and Lien with First United Bank and Trust Co. (“First United”), pursuant to which First United agreed to extend the due date of our $221,000 borrowing facility in connection with the construction loan on our custom home under construction from October 28, 2021 to April 28, 2022. Effective on April 26, 2022, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to October 28, 2022, and effective on October 28, 2022, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to April 28, 2023. Effective May 1, 2023, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to October 28, 2023.  There were no other changes to the terms of the loan. Amounts borrowed under the loan bear interest at the rate of 6.25%, are secured by the land on which the Company is in the process of building a custom home, and are guaranteed by Reliant Pools, Inc., our wholly–owned subsidiary. As of March 31, 2023, the Company had borrowed $215,912 against the loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on April 10, 2023 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”.

In this Quarterly Report on Form 10-Q, we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, we have not independently verified any of it, and we have not commissioned any such information.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.
●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2023 and 2022.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
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

Custom Homes

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. and is attempting to expand its operations in the Austin, Texas area as a custom home builder. To date, the Company purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it has nearly finished constructing an approximately 2,300 square foot home which it then plans to sell. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build, of which $215,912 was outstanding as of March 31, 2023, which funds were used for building materials purchases. The loan was renewed on May 1, 2023 and has been extended through October 28, 2023.

To date, the home we are constructing is nearly complete, and the Company’s contractors are working on the final finish work which the Company anticipates being complete in the next approximately two weeks. Once complete, the Company plans to list the custom home for sale and market the home, with a currently expected offering price of approximately $695,000.

Moving forward, funding permitting, and pending the sale of our first custom home, we hope to purchase additional lots and construct additional custom homes in the future.

Plan of Operations

We had working capital of 103,130 as of March 31, 2023. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite on which we are in the process of constructing a custom home, which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Separately, management is exploring, and we may enter into, strategic transactions in the future which may result in a material change in our operations and/or a change of control. The costs and expenses of our public reporting obligations are material, and materially affect our quarterly results of operations and profitability. In the future, we or our majority stockholders (including Elijah May, our sole officer and director), may enter into transactions with parties seeking to merge and/or acquire us and/or our operations. While we have not entered into any agreements or understandings with any such parties to date, in the event that we do enter into such a transaction or transactions in the future, our majority stockholders will likely change and new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders. As a result, our new majority stockholders may change the composition of our Board of Directors (currently consisting solely of Mr. May) and replace our current management. Any future transaction may also result in a change in our business focus. We have not entered into any definitive agreements relating to any strategic transaction involving the Company as of the date of this filing and may not enter into such agreements in the future. Any future strategic transaction involving the Company or its operations may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the quotation of our common stock on the OTCQB Market, our officers, directors and majority stockholders, and ultimately the value of our securities.

Results of Operations

For the Three months Ended March 31, 2023, compared to the Three months Ended March 31, 2022

We had revenue of $795,850 for the three months ended March 31, 2023, compared to revenue of $1,031,284 for the three months ended March 31, 2022, a decrease of $235,434 or 22.8% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue decreased during the current period due to a decrease in pools completed in the current period resulting from a general timing of contracts.

We had cost of goods sold of $518,856 for the three months ended March 31, 2023, compared to cost of goods sold of $818,584 for the three months ended March 31, 2022, a decrease of $299,728 or 36.6% from the prior period.

Cost of goods sold decreased mainly due to, decreases in masonry, stone and tile installed in and around our pools and coping expenses associated therewith, offset by increases in pricing of the various components of cost of goods due to inflation. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. In general, costs of goods sold for the three months ended March 31, 2023, were lower than for the three months ended March 31, 2022, due to a decrease in the number of pools we were building. The expenses making up cost of goods sold for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, were as follows:

	For the Three months Ended
Cost of Goods Sold Expense	March 31, 2023	March 31, 2022	Increase / (Decrease)	Percentage Change
Cost of decking	$63,952	$104,008	$(40,056)	(39)%
Plaster used in the construction of pools	65,695	38,331	27,364	71%
Gunite used in the construction of pools	30,440	89,169	(58,729)	(66)%
Pool equipment used to filter and circulate the water used in our pools	86,390	136,798	(50,408)	(37)%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	56,144	179,732	(123,588)	(69)%
Excavation and steel expenses	44,815	91,043	(46,228)	(51)%
Other, including labor	171,420	179,503	(8,083)	(5)%
Total	$518,856	$818,584	$(299,728)	(37)%

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

We had a gross margin of $276,994 for the three months ended March 31, 2023, compared to a gross margin of $212,700 for the three months ended March 31, 2022, an increase of $64,294 or 30.2% from the prior period due to the reasons describe above. Gross margin as a percentage of revenue was 34.8% and 20.6% for the three months ended March 31, 2023, and 2022, respectively. Gross margin as a percentage of revenue increased due to the ability to pass increased costs on to the customers combined with a slight decrease in average cost of our pools.

We had operating expenses consisting solely of general and administrative expenses of $245,453 for the three months ended March 31, 2023, compared to operating expenses consisting solely of general and administrative expenses of $215,145 for the three months ended March 31, 2022 (including $36,000 of stock-based expenses described below under “Liquidity and Capital Resources”). Operating expenses increased by $30,308 or 14.1% from the prior period mainly due to the stock-based compensation expenses in the 2023 period, as discussed in greater detail below.

We had interest income of $399 for the three months ended March 31, 2023, compared to interest income of $89 for the three months ended March 31, 2022. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $657 for the three months ended March 31, 2023, compared to interest expense of $473 for the three months ended March 31, 2022, due to interest paid in connection with loans for Company vehicles, including a car used by our Chief Executive Officer and amounts outstanding on our construction loan, each as described in greater detail under “Liquidity and Capital Resources” below.

We had a $1,314 provision for taxes for the three months ended March 31, 2023, compared to $0 for the three months ended March 31, 2022.

We had net income of $29,969 for the three months ended March 31, 2023, compared to a net loss of $2,829 for the three months ended March 31, 2022, an increase in net income of $32,798 or 1,159.3%, mainly due to the $299,728 decrease in cost of goods sold, offset by the $235,434 decrease in revenues and the $30,308 increase in total operating expenses, each as described above.

Liquidity and Capital Resources

We had total assets of $778,645 as of March 31, 2023, consisting of total current assets of $713,439, which included cash of $303,165, house and real estate inventory of $385,274, contract assets of $7,466, prepaid expenses of $16,129 and other current assets of $1,405, and equipment, net of accumulated depreciation, of $38,983 and right-of-use asset of $26,223. Included in real estate inventory as of March 31, 2023 is the value of the land and construction costs incurred to date, which the Company acquired in the third quarter of 2019, and is currently building a custom home on, as discussed above. Contract assets include estimated earnings in excess of billings on uncompleted contracts. Equipment relates to the vehicle discussed below.

We had total liabilities of $610,309 as of March 31, 2023, which included current liabilities of $610,309, including accounts payable and accrued liabilities of $132,584, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $227,592, current portion of note payable of $7,728, construction loan of $215,912, and current portion of right-of-use liability of $26,493, and long-term liabilities consisting of a long-term note payable, net of current portion, of $361 relating to certain vehicles (discussed below).

The Company compensated Michael Chavez, a greater than 10% shareholder of the Company, as a consultant to the Company, in the amounts totaling $18,000 and $12,000, for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company owed Mr. Chavez $66,000 in accrued compensation, which is included in accounts payable and accrued liabilities on the Company’s balance sheet.

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

On April 28, 2020, the Company secured a construction loan from First United Bank and Trust Company to be used to develop the land purchased in the third quarter of 2019. The loan is in the amount of $221,000, bears interest at the rate of 6.25% per annum and is currently due on October 28, 2023. As of March 31, 2023, a total of $186,404 was outstanding on the loan.

We had working capital of $103,130 as of March 31, 2023, compared to working capital of $36,255 as of December 31, 2022.

We had $1,671 of net cash provided by operating activities for the three months ended March 31, 2023, as compared to $9,251 of net cash provided by operating activities for the three months ended March 31, 2022. Net cash provided by operating activities for the 2023 period was mainly due to $36,000 of stock-based compensation, $29,969 of net income, $23,105 of increase in contract assets and $51,338 of increase in accounts payable and accrued liabilities, offset by a decrease of $46,200 in house and real estate inventory and $108,781 in contract liabilities. Stock based compensation includes the issuance, on January 27, 2021, of 400,000 shares of restricted common stock to Joel Hefner, the Vice President of Reliant Pools, a non-executive officer position in consideration for hitting sales targets for fiscal 2021 and 2022. The shares were valued at $0.09 per share, the closing price of the Company’s stock on January 2, 2023.

We had $18,873 of net cash provided by financing activities for the three months ended March 31, 2023, which was mainly due to $29,508 of proceeds from our construction loan offset by $4,405 of payments on the notes payable related to our vehicle loans and $6,230 of payments on right-of-use liability, as compared to $5,029 of cash used in financing activities for the three months ended March 31, 2022, which was due to payments on our vehicle loans.

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

“Note 1. The Company and Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and “Note 1. The Company and Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8, of the 2022 Annual Report, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 10, 2023, under the heading “Item 1A. Risk Factors”, and investors should review the risks provided in the Annual Report, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2023 and from the period from January 1, 2023 to the filing date of this Report.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Item 1.01 Entry into a Material Definitive Agreement.

On May 1, 2023, the Company’s wholly-owned subsidiary, Reliant Custom Homes, Inc., entered into an Extension of Real Estate Note and Lien with First United Bank and Trust Co. (“First United”) dated April 28, 2023, pursuant to which First United agreed to extend the due date of our $221,000 borrowing facility in connection with the construction loan on the home which we are in the process of building, which had a balance of $215,912 as of the date of the agreement, from April 28, 2023 to October 28, 2023. There were no other changes to the terms of the loan. Amounts borrowed under the loan bear interest at the rate of 6.25%, are secured by the land on which the Company is in the process of building a custom home, and are guaranteed by Reliant Pools, Inc., our wholly-owned subsidiary.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information and disclosures in Item 1.01 above are incorporated into this Item 2.03 in their entirety by reference.

Item 6. Exhibits

Exhibit		Filed/ Furnished	Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/2016	333-214274
3.2	Certificate of Designations of Reliant Holdings, Inc., Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Preferred Stock, filed with the Secretary of State of Nevada on June 15, 2021		8-K	3.1	6/17/2021	000-56012
3.3	Amended and Restated Bylaws		S-1	3.2	10/27/2016	333-214274
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/2016	333-214274
10.2†	Voting Agreement, dated as of November 3, 2017, by and among Michael Chavez and Elijah May		8-K	10.1	11/7/2017	333-214274
10.3	Form of Construction Loan Agreement dated April 28, 2020, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.7	5/19/2020	000-56012
10.4	Form of Promissory Note in the amount of $221,000, dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.8	5/19/2020	000-56012
10.5	Form of Commercial Guaranty dated April 28, 2020, by Reliant Holdings, Inc., in favor of First United Bank and Trust Co.		10-Q	10.9	5/19/2020	000-56012
10.6	Form of Commercial Guaranty dated April 28, 2020, by Reliant Pools, Inc., in favor of First United Bank and Trust Co.		10-Q	10.1	5/19/2020	000-56012
10.7	Form of Construction Deed of Trust Form dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.11	5/19/2020	000-56012
10.8	Paycheck Protection Program Promissory Note and Agreement dated May 4, 2020 by and between Wells Fargo Bank N.A. and Reliant Pools, Inc., evidencing the loan of $51,113		10-Q	10.12	5/19/2020	000-56012
10.9†	Lock-Up Agreement dated January 27, 2021, between Reliant Holdings, Inc. and Michael Chavez		10-K	10.9	3/31/2021	000-56012
10.10†	Reliant Holdings, Inc. 2021 Equity Incentive Plan		8-K	10.2	6/17/2021	000-56012
10.11†	Form of 2021 Equity Incentive Plan Option Award Grant Agreement		S-8	4.1	8/3/2021	333-258392
10.12†	Form of 2021 Equity Incentive Plan Restricted Stock Grant Agreement		S-8	4.2	8/3/2021	333-258392

10.13	Extension of Real Estate Note and Lien dated April 26, 2021, by and between Reliant Custom Homes, Inc. and Frist United Bank and Trust Co.		10-Q	10.13	8/16/2021	000-56012
10.14	Extension of Real Estate Note and Lien dated November 1, 2021, by and between Reliant Custom Homes, Inc. and Frist United Bank and Trust Co.		10-K	10.14	4/13/2022	000-56012
10.15	Extension of Real Estate Note and Lien dated April 26, 2022, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.15	5/18/2022	000-56012
10.16	Extension of Real Estate Note and Lien dated October 28, 2022, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-K	10.16	4/10/2023	000-56012
10.17	Extension of Real Estate Note and Lien dated May 1, 2023, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.	☒
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	☒
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K included in the Exhibit 101 Inline XBRL Document Set	☒

* Filed herewith.

** Furnished Herewith.

† Exhibit constitutes a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT HOLDINGS, INC.

Date: May 18, 2023	By:	/s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

