Form 10-Q
period 2023-06-30
Reliant Holdings, Inc.
filed 2023-10-06
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2023

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 16,785,000 shares of common stock are issued and outstanding as of October 6, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	the fact that we have filed periodic reports late in the past;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services;
●	lack of insurance policies;
●	dependence on a small number of customers;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	client lawsuits, damages, judgments and settlements required to be paid in connection therewith and the effects thereof on our reputation;
●	health risks, economic slowdowns and recessions and other negative outcomes caused by COVID-19 and governmental responses thereto;
●	increased inflation, interest rates and supply constraints, and possible recessions caused thereby;
●	economic downturns both in the United States and globally;
●	strategic transactions in the future which may result in a material change in our operations, board of directors, management, and/or a change of control;
●	risk of increased regulation of our operations; and
●	other risk factors included and discussed under “Risk Factors” below.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$14,336	$282,621
Accounts receivable, net	3,000	-
House and real estate inventory	432,201	339,074
Contract assets	1,681	30,571
Prepaid expenses	10,081	22,177
Other current assets	1,405	1,405

Total Current Assets	462,704	675,848

Equipment, net of accumulated depreciation of $77,275 and $69,484 as of
June 30, 2023 and December 31, 2022, respectively	35,088	42,878
Right-of-use asset	19,825	32,520

Total Assets	$517,617	$751,246

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$29,492	$33,246
Accrued liabilities - related parties	53,500	48,000
Contract liabilities	84,950	336,373
Construction loan	215,912	186,404
Current portion of note payable	5,660	9,630
Current portion of right-of-use liability	20,027	25,940

Total Current Liabilities	409,541	639,593

Long-term note payable, net of current portion	-	2,864
Right-of-use liability	-	6,783

Total Liabilities	409,541	649,240

Commitments and Contingencies

Stockholders' Equity
Preferred stock, 5,000,000 shares authorized, $0.001 par value,
0 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Preferred stock Series A, 1,000 shares authorized, $0.001 par value,
1,000 issued and outstanding as of June 30, 2023 and December 31, 2022 respectively	1	1
Common stock, 70,000,000 shares authorized, $0.001 par value,
16,785,000 and 16,385,000 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	16,785	16,385
Additional paid-in capital	432,164	396,564
Accumulated deficit	(340,874)	(310,944)

Total Stockholders' Equity	108,076	102,006

Total Liabilities and Stockholders' Equity	$517,617	$751,246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended		For the Six Months ended
	June 30		June 30
	2023	2022	2023	2022

Revenue	$380,289	$1,046,820	$1,176,139	$2,078,104
Cost of goods sold	(210,116)	(729,525)	(728,972)	(1,548,109)
Gross margin	170,173	317,295	447,167	529,995

Operating expenses
General and administrative	228,448	199,786	473,901	414,931

Total operating expenses	(228,448)	(199,786)	(473,901)	(414,931)

Income (loss) from operations	(58,275)	117,509	(26,734)	115,064

Other income (expense)
Interest income	127	117	526	206
Interest expense	(3,065)	(1,186)	(3,722)	(1,659)

Total other (expense)	(2,938)	(1,069)	(3,196)	(1,453)

Income (loss) before income taxes	(61,213)	116,440	(29,930)	113,611

Provision for income tax	1,314	-	-	-

Net income (loss)	$(59,899)	$116,440	$(29,930)	$113,611

Net income (loss) per share – basic and diluted	$(0.00)	$0.01	$(0.00)	$0.01

Weighted average common shares outstanding	16,785,000	16,385,000	16,584,443	16,385,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
For the six months ended June 30, 2023 and 2022
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2022	1,000	$1	16,385,000	$16,385	$396,564	$(310,944)	$102,006

Shares issued for services	-	-	400,000	400	35,600	-	36,000

Net income	-	-	-	-	-	29,969	29,969

Balance March 31, 2023	1,000	1	16,785,000	16,785	432,164	(280,975)	167,795

Net loss	-	-	-	-	-	(59,899)	(59,899)

Balance June 30, 2023	1,000	$1	16,785,000	$16,785	$432,164	$(340,874)	$108,076

Balance December 31, 2021	1,000	$1	16,385,000	$16,385	$396,564	$(644,820)	$(231,870)

Net loss	-	-	-	-	-	(2,829)	(2,829)

Balance March 31, 2022	1,000	1	16,385,000	16,385	396,564	(647,649)	(234,699)

Net income	-	-	-	-	-	116,440	116,440

Balance June 30, 2022	1,000	$1	16,385,000	$16,385	$396,564	$(531,209)	$(118,259)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30
	2023	2022
Operating Activities
Net income (loss)	$(29,930)	$113,611
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Stock-based compensation	36,000	-
Depreciation	7,790	7,829
Changes in operating assets and liabilities:
Accounts receivable	(3,000)	-
Contract assets	28,890	(16,870)
House and real estate inventory	(93,127)	(139,275)
Prepaid and other current assets	12,096	(2,096)
Right-of-use asset	12,695	6,005
Contract liabilities	(251,423)	(68,507)
Accounts payable and accrued liabilities	(3,754)	(21,495)
Accrued liabilities – related parties	5,500	-

Net cash used in operating activities	(278,263)	(120,798)
Financing Activities
Proceeds from construction loan	29,508	53,415
Payments on note payable	(6,834)	(10,127)
Payments on right-of-use liability	(12,696)	(5,938)

Net cash provided by financing activities	9,978	37,350

Net change in cash	(268,285)	(83,448)
Cash - beginning of period	282,621	339,996
Cash - end of period	$14,336	$256,548

Supplemental Disclosures
Interest paid	$3,722	$1,659
Income taxes paid	$-	$-

Non-cash Disclosures
Purchase of equipment with note payable	$-	$-
Establishment of right-of-use asset	$-	$50,825

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Reliant Holdings, Inc. (the “Company”) was formed as a Nevada corporation on May 19, 2014. On May 23, 2014, Reliant Holdings, Inc., along with Reliant Pools, Inc., formerly Reliant Pools, G.P., which was formed in September 2013 (“Reliant Pools”) and the shareholders of Reliant Pools, entered into an Agreement for the Exchange of common stock whereby Reliant Pools, Inc. became a wholly-owned subsidiary of Reliant Holdings, Inc. Reliant Holdings, Inc. designs, and installs swimming pools. On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. During the third quarter of 2019, the Company purchased land on which it has built a custom home which is now for sale. The Company is headquartered in Austin, Texas. In September 2021, we formed Reliant Solar Energy, Inc., a wholly-owned Texas subsidiary.

Basis of Presentation

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements and related disclosures as of June 30, 2023 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2022 and 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 10, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ended December 31, 2023.

Going Concern

As shown in the accompanying consolidated financial statements, As of June 30, 2023, the Company had negative working capital, negative cash flows from operations, accumulated recurring losses, and $14,336 of cash on hand, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short-term operations. Management believes these factors will contribute toward achieving profitability.

The consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Pool Sale Revenues

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

Performance Obligations Satisfied Over Time

Revenues for our contracts that satisfy the criteria for over-time recognition are recognized as the work progresses. The majority of our revenue is derived from construction contracts and projects that typically span between 4 to 12 months. Our construction contracts will continue to be recognized over time because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and, therefore, the customer controls the asset as it is being constructed.  Contract costs include labor, material, and indirect costs.

Performance Obligations Satisfied at a Point in Time

Revenues for our contracts that do not satisfy the criteria for over-time recognition are recognized at a point in time. Substantially all of our revenue recognized at a point in time is for work performed for pool maintenance or repairs.  Unlike our construction contracts that use a cost-to-cost input measure for performance, the pool maintenance or repairs utilize an output measure for performance based on the completion of a unit of work. The typical time frame for completion of these services is less than one month. Upon fulfillment of the performance obligation, the customer is provided an invoice (or equivalent) demonstrating transfer of control or completion of service to the customer. We believe that point in time recognition remains appropriate for these contracts and will continue to recognize revenues upon completion of the performance obligation and issuance of an invoice.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Backlog

On June 30, 2023, we had approximately $1,151,416 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2023.

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

Variable Consideration

Transaction prices for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract were material to our consolidated financial statements for the three or six months ended June 30, 2023.

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

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities, include customer deposit liabilities related to homes sold but not yet delivered to buyers, totaled $0 at June 30, 2023 and 2022, respectively, related to Home revenue. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit.

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

Equipment

Equipment, consisting mainly of vehicles, is stated at cost. The Company depreciates the cost of equipment using the straight-line method over the estimated useful lives of the assets of 5-7 years for equipment. The estimated useful lives of the Company vehicles are five years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewal improvements are capitalized. During the six months ended June 30, 2023 and 2022, depreciation expense was $7,790 and 7,829, respectively.

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

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our home and real estate inventory for indicators of impairment by property during each reporting period. If indicators of impairment are present for a property, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the six months ended June 30, 2023 and 2022, we recorded $0 of impairment charges.

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as ASC Topic 260, “Earnings (Loss) per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were no dilutive shares outstanding during the six months ended June 30, 2023 and 2022.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation.

Note 2. Accounts Receivable

Accounts receivable consisted of the following:
	June 30,	December 31,
	2023	2022
Contract receivables	$6,000	$3,000
Less: Allowance for doubtful accounts	(3,000)	(3,000)
Accounts receivable, net	$3,000	$-

The Company recognized no bad debt expense during the six months ended June 30, 2023 and 2022, respectively.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	June 30,	December 31,
	2023	2022
Costs on uncompleted contracts	$260,174	$1,185,212
Estimated earnings	62,793	416,426
	322,967	1,601,638
Less: Progress billings	406,236	1,907,440
Contract liabilities, net	$(83,269)	$(305,802)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	June 30, 2023	December 31, 2022
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$1,681	$30,571
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(84,950)	(336,373)
Contract liabilities, net	$(83,269)	$(305,802)

Note 4. Concentration of Risk

The Company had gross revenue of $1,176,139 and $2,078,104 for the six months ended June 30, 2023 and 2022, respectively.  There were 5 customers representing more than 10% of gross revenue for the six months ended June 30, 2023, representing 67% of total revenue. There were no customers representing more than 10% of gross revenue for the six months ended June 30, 2022.

Note 5. Related Party Transactions

The Company accrued bonus compensation related to services performed in the construction of the custom home to Michael Chavez, a greater than 10% shareholder of the Company, as a consultant to the Company, in the amount totaling $18,000 and $18,000, for the six months ended June 30, 2023 and 2022, respectively. In addition, during the three months ended June 30, 2023, the Company paid $50,000 of the accrued bonus compensation to Mr. Chavez. As of June 30, 2023, the Company has accrued a total of $16,000 in accrued bonus compensation.

The Company accrued $37,500 in commission expenses to its CEO and sole board member, Mr. May, for services performed during the six months ended June 30, 2023. As of June 30, 2023, the Company has accrued a total of $37,500 in accrued commission compensation.

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

During the six months ended June 30, 2023, the Company issued 400,000 shares of restricted common stock to an employee of the Company for services rendered with a fair value of $36,000.

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

The components of lease expense were as follows:

	For the Six
	Months Ended
	June 30,
	2023	2022
Right of Use (ROU) Operating lease cost:
Amortization of assets	12,695	6,006
Interest on lease liabilities	880	782
Total net lease cost	$13,575	$6,788

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2023	2022
Operating lease:
ROU Real Estate Asset	$50,825	$50,825
Accumulated amortization	(31,000)	(18,305)
Right of Use, net	$19,825	$32,520

Current portion of lease liabilities	$20,027	$25,940
Noncurrent lease liabilities	-	6,783
Total lease liabilities	$20,027	$32,723

Weighted average remaining lease term:
Operating leases	0.75 years	1.25 years

Weighted average discount rate:
Operating lease	6.40%	6.40%

Note 8. Note Payable

	June 30, 2023	December 31, 2022
Term note with a bank secured by car, payable in monthly installments of $660, including interest at 3.99% through February 27, 2025	$5,660	$10,494

Term note with a bank secured by car, payable in monthly installments of $1,000, including interest at 6.54% through May 26, 2027	-	2,000

Total long-term debt	5,660	12,494
Less: current portion	(5,660)	(9,630)
Long-term debt net of current portion	$-	$2,864

Note 9. Construction Loan

Effective on November 1, 2021, the Company’s wholly–owned subsidiary, Reliant Custom Homes, Inc., entered into an Extension of Real Estate Note and Lien with First United Bank and Trust Co. (“First United”), pursuant to which First United agreed to extend the due date of our $221,000 borrowing facility in connection with the construction loan on our custom home, the construction of which has been completed, from October 28, 2021 to April 28, 2022. Effective on April 26, 2022, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to October 28, 2022, and effective on October 28, 2022, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to April 28, 2023. Effective May 1, 2023, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to October 28, 2023. Amounts borrowed under the loan bear interest at the rate of 6.25%, are secured by the land on which the Company has built a custom home, and are guaranteed by Reliant Pools, Inc., our wholly-owned subsidiary. As of June 30, 2023, the Company had borrowed $215,912 against the loan.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.
●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2023 and 2022.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
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

Custom Homes

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. and is attempting to expand its operations in the Austin, Texas area as a custom home builder. To date, the Company purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it has finished construction of an approximately 2,230 square foot home which it is currently marketing for sale. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build, of which $215,912 was outstanding as of June 30, 2023, which funds were used for building materials purchases. The loan was renewed on May 1, 2023 and has been extended through October 28, 2023.

The Company has listed the custom home for sale and is marketing the home, with a current offering price of approximately $609,000.

Moving forward, funding permitting, and pending the sale of our first custom home, we hope to purchase additional lots and construct additional custom homes in the future.

Plan of Operations

We had working capital of $53,163 as of June 30, 2023. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may, however, require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite on which we have constructed a custom home, which we are in the process of selling. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Separately, management is exploring, and we may enter into, strategic transactions in the future which may result in a material change in our operations and/or a change of control. The costs and expenses of our public reporting obligations are material, and materially affect our quarterly results of operations and profitability. In the future, we or our majority stockholders (including Elijah May, our sole officer and director and Michael Chavez, a significant shareholder of the Company), may enter into transactions with parties seeking to merge and/or acquire us and/or our operations. While we have not entered into any agreements or understandings with any such parties to date, in the event that we do enter into such a transaction or transactions in the future, our majority stockholders will likely change and new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders. As a result, our new majority stockholders may change the composition of our Board of Directors (currently consisting solely of Mr. May) and replace our current management. Any future transaction may also result in a change in our business focus. We have not entered into any definitive agreements relating to any strategic transaction involving the Company as of the date of this filing and may not enter into such agreements in the future. Any future strategic transaction involving the Company or its operations may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the quotation of our common stock on the OTCQB Market, our officers, directors and majority stockholders, and ultimately the value of our securities.

Results of Operations

For the Three months Ended June 30, 2023, compared to the Three months Ended June 30, 2022

We had revenue of $380,289 for the three months ended June 30, 2023, compared to revenue of $1,046,820 for the three months ended June 30, 2022, a decrease of $666,531 or 63.7% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue decreased during the current period due to a decrease in pools completed in the current period resulting from a downturn in the demand for in ground swimming pools after the increasing interest rates and the increasing costs making pools un-affordable for most residents in the Company’s operating area.

We had cost of goods sold of $210,116 for the three months ended June 30, 2023, compared to cost of goods sold of $729,525 for the three months ended June 30, 2022, a decrease of $519,409 or 71.2% from the prior period.

Cost of goods sold decreased mainly due to, the reduction in the number of pools being built. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. In general, costs of goods sold for the three months ended June 30, 2023, were lower than for the three months ended June 30, 2022, due to a decrease in the number of pools we were building. The expenses making up cost of goods sold for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, were as follows:

Cost of Goods Sold Expense	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	Increase / (Decrease)	Percentage Change
Cost of decking	$18,449	$71,506	$(53,057)	(74.2)%
Plaster used in the construction of pools	36,468	34,925	1,543	4.4%
Gunite used in the construction of pools	13,920	65,870	(51,950)	(78.9)%
Pool equipment used to filter and circulate the water used in our pools	21,424	95,810	(74,386)	(77.6)%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	29,755	79,950	(50,195)	(62.8)%
Excavation and steel expenses	480	98,610	(98,130)	(99.5)%
Other, including labor	89,620	282,854	(193,234)	(68.3)%
Total	$210,116	$729,525	$(519,409)	(71.2)%

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

We had a gross margin of $170,173 for the three months ended June 30, 2023, compared to a gross margin of $317,295 for the three months ended June 30, 2022, a decrease of $147,122 or 46.4% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 44.7% and 30.3% for the three months ended June 30, 2023, and 2022, respectively. Gross margin as a percentage of revenue increased due to the ability to pass increased costs on to the customers combined with a slight decrease in average cost of our pools.

We had operating expenses consisting solely of general and administrative expenses of $228,448 for the three months ended June 30, 2023, compared to operating expenses consisting solely of general and administrative expenses of $199,786 for the three months ended June 30, 2022 (including $36,000 of stock-based expenses described below under “Liquidity and Capital Resources”). Operating expenses increased by $28,662 or 14.3% from the prior period mainly due to increased professional and commission fees.

We had interest income of $127 for the three months ended June 30, 2023, compared to interest income of $117 for the three months ended June 30, 2022. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $3,065 for the three months ended June 30, 2023, compared to interest expense of $1,186 for the three months ended June 30, 2022, due to interest paid in connection with loans for Company vehicles, including a car used by our Chief Executive Officer and amounts outstanding on our construction loan, each as described in greater detail under “Liquidity and Capital Resources” below.

We had a $1,314 benefit from taxes for the three months ended June 30, 2023, compared to $0 for the three months ended June 30, 2022.

We had net loss of $59,899 for the three months ended June 30, 2023, compared to net income of $116,440 for the three months ended June 30, 2022, a decrease in net income of $176,339 or 151.4%, mainly due to the $666,531 decrease in revenues, offset by the $519,409 decrease in cost of goods sold, each as described above.

For the Six months Ended June 30, 2023, compared to the Six months Ended June 30, 2022

We had revenue of $1,176,139 for the six months ended June 30, 2023, compared to revenue of $2,078,104 for the six months ended June 30, 2022, a decrease of $901,965 or 43.4% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue decreased during the current period due to a decrease in pools completed in the current period resulting from a downturn in the demand for in ground swimming pools after the increasing interest rates and the increasing costs making pools un-affordable for most residents in the Company’s operating area.

We had cost of goods sold of $728,972 for the six months ended June 30, 2023, compared to cost of goods sold of $1,548,109 for the six months ended June 30, 2022, a decrease of $819,137 or 52.9% from the prior period.

Cost of goods sold decreased mainly due to the reduction in the number of pools being built. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. In general, costs of goods sold for the six months ended June 30, 2023, were lower than for the six months ended June 30, 2022, due to a decrease in the number of pools we were building. The expenses making up cost of goods sold for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, were as follows:

Cost of Goods Sold Expense	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022	Increase / (Decrease)	Percentage Change
Cost of decking	$82,401	$175,514	$(93,113)	(53.1)%
Plaster used in the construction of pools	102,163	73,256	28,907	39.5%
Gunite used in the construction of pools	44,360	155,039	(110,679)	(71.4)%
Pool equipment used to filter and circulate the water used in our pools	107,814	232,608	(124,794)	(53.6)%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	85,899	259,682	(173,783)	(66.9)%
Excavation and steel expenses	45,295	189,653	(144,358)	(76.1)%
Other, including labor	261,040	462,357	(201,317)	(43.5)%
Total	$728,972	$1,548,109	$(819,137)	(52.9)%

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

We had a gross margin of $447,167 for the six months ended June 30, 2023, compared to a gross margin of $529,995 for the six months ended June 30, 2022, a decrease of $82,828 or 15.6% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 38.0% and 25.5% for the six months ended June 30, 2023, and 2022, respectively. Gross margin as a percentage of revenue increased due to the ability to pass increased costs on to the customers combined with a slight decrease in average cost of our pools.

We had operating expenses consisting solely of general and administrative expenses of $473,901 for the six months ended June 30, 2023, compared to operating expenses consisting solely of general and administrative expenses of $414,931 for the six months ended June 30, 2022 (including $36,000 of stock-based expenses described below under “Liquidity and Capital Resources”). Operating expenses increased by $58,970 or 14.2% from the prior period mainly due to increased profession fees and stock-based compensation, offset by a reduction in marketing expenses.

We had interest income of $526 for the six months ended June 30, 2023, compared to interest income of $206 for the six months ended June 30, 2022. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $3,722 for the six months ended June 30, 2023, compared to interest expense of $1,659 for the six months ended June 30, 2022, due to interest paid in connection with loans for Company vehicles, including a car used by our Chief Executive Officer and amounts outstanding on our construction loan, each as described in greater detail under “Liquidity and Capital Resources” below.

We had a $0 provision for taxes for the six months ended June 30, 2023, compared to $0 for the six months ended June 30, 2022.

We had net loss of $29,930 for the six months ended June 30, 2023, compared to net income of $113,611 for the six months ended June 30, 2022, a decrease in net income of $143,541 or 126.3%, mainly due to the $901,965 decrease in revenue and the $58,970 increase in general and administrative expenses, offset by the $819,137 decrease in cost of goods sold, each as described above.

Liquidity and Capital Resources

We had total assets of $517,617 as of June 30, 2023, consisting of total current assets of $462,704, which included cash of $14,336, house and real estate inventory of $432,201, contract assets of $1,681, prepaid expenses of $10,081 and other current assets of $1,405, and equipment, net of accumulated depreciation, of $35,088 and right-of-use asset of $19,825. Included in real estate inventory as of June 30, 2023, is the value of the land and construction costs incurred to date, which the Company acquired in the third quarter of 2019, and is currently marketing the completed home, as discussed above. Contract assets include estimated earnings in excess of billings on uncompleted contracts. Equipment relates to the vehicle discussed below. Total cash decreased from $282,621 as of December 31, 2022, to $14,336 as of June 30, 2023, due to funding of operations with cash on hand while the Company continues to generate additional pool contracts.

We had total liabilities of $409,541 as of June 30, 2023, all of which are current liabilities, including accounts payable and accrued liabilities of $29,492, related party accrued liabilities of $53,500, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $84,950, current portion of note payable of $5,660, construction loan of $215,912, and current portion of right-of-use liability of $20,027.

The Company accrued bonus compensation to Michael Chavez related to service performed in the construction of the custom home, a greater than 10% shareholder of the Company, as a consultant to the Company, in the amount totaling $18,000 and $18,000, for the six months ended June 30, 2023 and 2022, respectively. In addition, during the three months ended June 30, 2023, the Company paid $50,000 of the accrued bonus compensation to Mr. Chavez. As of June 30, 2023, the Company has accrued a total of $16,000 in accrued bonus compensation, which is included in accrued liabilities related parties on the Company’s balance sheet.

The Company accrued $37,500 in commission expenses to its CEO and sole board member, Mr. May, for services performed during the six months ended June 30, 2023. As of June 30, 2023, the Company has accrued a total of $37,500 in accrued commission compensation.

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

On April 28, 2020, the Company secured a construction loan from First United Bank and Trust Company to be used to develop the land purchased in the third quarter of 2019. The loan is in the amount of $221,000, bears interest at the rate of 6.25% per annum and is currently due on October 28, 2023. As of June 30, 2023, a total of $215,912 was outstanding on the loan.

We had working capital of $53,163 as of June 30, 2023, compared to working capital of $36,255 as of December 31, 2022. Working capital increased as of June 30, 2023, compared to December 31, 2022, due to the reduction in net contract liabilities. We had cash of $14,336 as of June 30, 2023, compared to cash of $282,621 as of December 31, 2022.

We had $278,263 of net cash used in operating activities for the six months ended June 30, 2023, as compared to $120,798 of net cash used in operating activities for the six months ended June 30, 2022. Net cash used in operating activities for the 2023 period was mainly due to $36,000 of stock-based compensation, $29,930 of net loss, increase of $93,127 in house and real estate inventory, a decrease of $251,423 in contract liabilities, $3,754 of decrease in accounts payable and accrued liabilities, and $5,500 of increase in accrued liabilities from related parties. Stock based compensation includes the issuance, on January 27, 2023, of 400,000 shares of restricted common stock to Joel Hefner, the Vice President of Reliant Pools, a non-executive officer position in consideration for hitting sales targets for fiscal 2021 and 2022. The shares were valued at $0.09 per share, the closing price of the Company’s stock on January 2, 2023.

We had $9,978 of net cash provided by financing activities for the six months ended June 30, 2023, which was mainly due to $29,508 of proceeds from our construction loan offset by $6,834 of payments on the notes payable related to our vehicle loans and $12,696 of payments on right-of-use liability, as compared to $37,350 of cash used in financing activities for the six months ended June 30, 2022, which was mainly due to $53,415 of proceeds from our construction loan offset by $10,127 of payments on the notes payable related to our vehicle loans and $5,938 of payments on right-of-use liability.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. During the six months ended June 30, 2023, there were certain material transactions entered into by Mr. Chavez that were not approved by the board, which resulted in management changing its conclusion on the effectiveness of controls.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 10, 2023, under the heading “Item 1A. Risk Factors”, except as discussed below, and investors should review the risks provided in the Annual Report, and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements, a failure to meet our reporting and financial obligations, loss of revenue and theft, and such failure to maintain ineffective controls and procedures has already resulted in, and may in the future result in, a non-approved transaction, which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Item 4. Controls and Procedures”, as of June 30, 2023, our Chief Executive Officer has determined that our disclosure controls and procedures were not effective. Separately, as of June 30, 2023, management has identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, and because we did not have in place an effective internal control environment with formal processes and procedures, to allow for a detailed review of accounting transactions that would identify errors in a timely manner. Separately, the Company did not implement appropriate approval requirements for non-routine transactions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The Company has in the past, and may in the future, be subject to non-routine transactions that were not pre-approved by management. Such transactions may result in material losses, unrecoverable payments, significant decreases in assets and working capital, and ultimately result in a material adverse effect on the Company, its operations and results, any of which may cause the value of the Company’s securities to decline in value or become worthless.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us or our management. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

We may not be able to sell our customer home for the price sought, and we may lose money on the sale of our custom home.

To date we have completed the construction of our first custom home located in Lago Vista, Texas. We are currently in the process of marketing the custom home for sale, at a purchase price of $609,000. We may not be able to sell the home for the current offering price, the sale of the home may take longer to accomplish than expected, we may be forced to pay significant expenses paying utilities and other costs on the custom home and amounts due on the construction loan, prior to the date we can sell the home. Additionally, we may not be able to recoup our costs of construction and may be forced to sell the home at a loss. Any of the above may have a material adverse effect on our results of operations and the value of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2023 and from the period from July 1, 2023 to the filing date of this Report.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

The below information has previously been disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, under “Item 5. Other Information”, and is being included again below, solely in an abundance of caution since such transaction occurred during the period covered by this Quarterly Report on Form 10-Q:

Item 1.01 Entry into a Material Definitive Agreement.

On May 1, 2023, the Company’s wholly-owned subsidiary, Reliant Custom Homes, Inc., entered into an Extension of Real Estate Note and Lien with First United Bank and Trust Co. (“First United”) dated April 28, 2023, pursuant to which First United agreed to extend the due date of our $221,000 borrowing facility in connection with the construction loan on the home which we are in the process of building, which had a balance of $215,912 as of the date of the agreement, from April 28, 2023 to October 28, 2023. There were no other changes to the terms of the loan. Amounts borrowed under the loan bear interest at the rate of 6.25%, are secured by the land on which the Company has built a custom home, and are guaranteed by Reliant Pools, Inc., our wholly-owned subsidiary.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information and disclosures in Item 1.01 above are incorporated into this Item 2.03 in their entirety by reference.

Item 6. Exhibits

Exhibit		Filed/ Furnished	Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/2016	333-214274
3.2	Certificate of Designations of Reliant Holdings, Inc., Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Preferred Stock, filed with the Secretary of State of Nevada on June 15, 2021		8-K	3.1	6/17/2021	000-56012
3.3	Amended and Restated Bylaws		S-1	3.2	10/27/2016	333-214274
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/2016	333-214274
10.2†	Voting Agreement, dated as of November 3, 2017, by and among Michael Chavez and Elijah May		8-K	10.1	11/7/2017	333-214274
10.3	Form of Construction Loan Agreement dated April 28, 2020, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.7	5/19/2020	000-56012
10.4	Form of Promissory Note in the amount of $221,000, dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.8	5/19/2020	000-56012
10.5	Form of Commercial Guaranty dated April 28, 2020, by Reliant Holdings, Inc., in favor of First United Bank and Trust Co.		10-Q	10.9	5/19/2020	000-56012
10.6	Form of Commercial Guaranty dated April 28, 2020, by Reliant Pools, Inc., in favor of First United Bank and Trust Co.		10-Q	10.1	5/19/2020	000-56012
10.7	Form of Construction Deed of Trust Form dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.11	5/19/2020	000-56012
10.8†	Reliant Holdings, Inc. 2021 Equity Incentive Plan		8-K	10.2	6/17/2021	000-56012
10.9†	Form of 2021 Equity Incentive Plan Option Award Grant Agreement		S-8	4.1	8/3/2021	333-258392
10.10†	Form of 2021 Equity Incentive Plan Restricted Stock Grant Agreement		S-8	4.2	8/3/2021	333-258392

10.11	Extension of Real Estate Note and Lien dated April 26, 2021, by and between Reliant Custom Homes, Inc. and Frist United Bank and Trust Co.		10-Q	10.13	8/16/2021	000-56012
10.12	Extension of Real Estate Note and Lien dated November 1, 2021, by and between Reliant Custom Homes, Inc. and Frist United Bank and Trust Co.		10-K	10.14	4/13/2022	000-56012
10.13	Extension of Real Estate Note and Lien dated April 26, 2022, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.15	5/18/2022	000-56012
10.14	Extension of Real Estate Note and Lien dated October 28, 2022, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-K	10.16	4/10/2023	000-56012
10.15	Extension of Real Estate Note and Lien dated May 1, 2023, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.17	05/15/2023	000-56012
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	☒
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K included in the Exhibit 101 Inline XBRL Document Set	☒

* Filed herewith.

** Furnished Herewith.

† Exhibit constitutes a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT HOLDINGS, INC.

Date: October 6, 2023	By:	/s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)