Form 10-Q
period 2023-09-30
Reliant Holdings, Inc.
filed 2023-12-12
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2023

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 16,785,000 shares of common stock are issued and outstanding as of December 12, 2023.

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

Part I – Financial Information

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$215,589	$282,621
Accounts receivable	1,500	-
House and real estate inventory	439,158	339,074
Contract assets	-	30,571
Prepaid expenses	4,032	22,177
Other current assets	1,405	1,405

Total current assets	661,684	675,848

Equipment, net of accumulated depreciation of $81,189 and $69,484 as of September 30, 2023 and December 31, 2022, respectively	31,173	42,878
Right-of-use asset	11,132	32,520

Total Assets	$703,989	$751,246

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$91,848	$33,246
Accrued liabilities - related parties	53,500	48,000
Contract liabilities	243,960	336,373
Construction loan	220,309	186,404
Current portion of note payable	3,206	9,630
Current portion of right-of-use liability	11,244	25,940

Total current liabilities	624,067	639,593

Long-term note payable, net of current portion	-	2,864
Right-of-use liability	-	6,783

Total Liabilities	624,067	649,240

Commitments and Contingencies

Stockholders' Equity
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Preferred stock Series A, 1,000 shares authorized, $0.001 par value, 1,000 and 0 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Common stock, 70,000,000 shares authorized, $0.001 par value, 16,785,000 and 16,385,000 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	16,785	16,385
Additional paid-in capital	437,989	396,564
Accumulated deficit	(374,853)	(310,944)

Total Stockholders' Equity	79,922	102,006

Total Liabilities and Stockholders' Equity	$703,989	$751,246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended		For the Nine Months ended
	September 30		September 30
	2023	2022	2023	2022

Revenue	$597,400	$1,360,476	$1,773,539	$3,438,580
Cost of goods sold	(457,697)	(910,152)	(1,186,669)	(2,458,261)
Gross margin	139,703	450,324	586,870	980,319

Operating expenses
General and administrative	168,628	211,817	642,529	626,748

Total operating expenses	(168,628)	(211,817)	(642,529)	(626,748)

Income (loss) from operations	(28,925)	238,507	(55,659)	353,571

Other income (expense)
Interest income	86	187	612	393
Interest expense	(5,140)	(1,022)	(8,862)	(2,681)

Total other income (expense)	(5,054)	(835)	(8,250)	(2,288)

Income (loss) before income taxes	(33,979)	237,672	(63,909)	351,283

Provision for income tax	-	-	-	-

Net income (loss)	$(33,979)	$237,672	$(63,909)	$351,283

Net income per share - basic and diluted	$(0.00)	$0.01	$(0.00)	$0.02

Weighted average common shares outstanding -basic and diluted	16,785,000	16,385,000	16,584,443	16,385,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2023 and 2022
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2022	1,000	$1	16,385,000	$16,385	$396,564	$(310,944)	$102,006

Shares issued for services	-	-	400,000	400	35,600	-	36,000

Net income	-	-	-	-	-	29,969	29,969

Balance March 31, 2023	1,000	1	16,785,000	16,785	432,164	(280,975)	167,975

Net loss	-	-	-	-	-	(59,899)	(59,899)

Balance June 30, 2023	1,000	1	16,785,000	16,785	432,164	(340,874)	108,076

Shareholder contributions	-	-	-	-	5,825	-	5,825

Net income	-	-	-	-	-	(33,979)	(33,979)

Balance September 30, 2023	1,000	$1	16,785,000	$16,785	$437,989	$(374,853)	$79,922

Balance December 31, 2021	1,000	$1	16,385,000	$16,385	$396,564	$(644,820)	$(231,870)

Net loss	-	-	-	-	-	(2,829)	(2,829)
							-
Balance March 31, 2022	1,000	1	16,385,000	16,385	396,564	(647,649)	(234,699)

Net income	-	-	-	-	-	116,440	116,440
							-
Balance June 30, 2022	1,000	$1	16,385,000	$16,385	$396,564	$(531,209)	$(118,259)

Net income	-	-	-	-	-	237,672	237,672

Balance September 30, 2022	1,000	$1	16,385,000	$16,385	$396,564	$(293,537)	$119,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30
	2023	2022
Operating Activities
Net income (loss)	$(63,909)	$351,283
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	36,000	-
Depreciation	11,705	11,724
Changes in operating assets and liabilities:
Accounts receivable	(1,500)	-
Contract assets	30,571	7,325
House and real estate inventory	(100,084)	(175,907)
Prepaid and other current assets	18,145	11,748
Right-of-use asset	21,388	12,107
Contract liabilities	(92,413)	(160,537)
Accounts payable and accrued liabilities	58,602	1,434
Accrued liabilities - related parties	5,500	-

Net cash provided by (used in) operating activities	(75,995)	59,177
Financing Activities
Proceeds from construction loan	33,905	102,177
Payments on note payable	(9,288)	(15,293)
Payments on right-of-use liability	(21,479)	(11,972)
Contributions from shareholders	5,825	-

Net cash provided by financing activities	8,963	74,912

Net change in cash	(67,032)	134,089
Cash - beginning of period	282,621	339,996
Cash - end of period	$215,589	$474,085

Supplemental Disclosures
Interest paid	$8,862	$2,681
Income taxes paid	$15,029	$-

Non-cash Disclosures
Purchase of equipment with note payable	$-	$-
Establishment of right-of-use asset	$-	$50,825

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

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

The consolidated financial statements and related disclosures as of September 30, 2023 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2022 and 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 10, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ended December 31, 2023.

Going Concern

As shown in the accompanying consolidated financial statements, as of September 30, 2023, the Company had negative cash flows from operations, accumulated recurring losses, and $215,589 of cash on hand, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short-term operations. Management believes these factors will contribute toward achieving profitability.

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

Backlog

On September 30, 2023, we had approximately $1,158,579 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2023.

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

Variable Consideration

Transaction prices for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract were material to our consolidated financial statements for the three or nine months ended September 30, 2023.

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

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities, include customer deposit liabilities related to homes sold but not yet delivered to buyers, totaled $0 at September 30, 2023 and 2022, respectively, related to Home revenue. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit.

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

Equipment

Equipment, consisting mainly of vehicles, is stated at cost. The Company depreciates the cost of equipment using the straight-line method over the estimated useful lives of the assets of 5-7 years for equipment. The estimated useful lives of the Company vehicles are five years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewal improvements are capitalized. During the nine months ended September 30, 2023 and 2022, depreciation expense was $11,705 and $11,724, respectively.

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

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our home and real estate inventory for indicators of impairment by property during each reporting period. If indicators of impairment are present for a property, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the nine months ended September 30, 2023 and 2022, we recorded $0 of impairment charges.

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as ASC Topic 260, “Earnings (Loss) per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were no dilutive shares outstanding during the nine months ended September 30, 2023 and 2022.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation.

Note 2. Accounts Receivable

Accounts receivable consisted of the following:
	September 30,	December 31,
	2023	2022
Contract receivables	$4,500	$3,000
Less: Allowance for doubtful accounts	(3,000)	(3,000)
Accounts receivable, net	$1,500	$-

The Company recognized no bad debt expense during the nine months ended September 30, 2023 and 2022, respectively.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	September 30,	December 31,
	2023	2022
Costs on uncompleted contracts	$458,661	$1,185,212
Estimated earnings	161,151	416,426
	619,812	1,601,638
Less: Progress billings	863,772	1,907,440
Contract liabilities, net	$(243,960)	$(305,802)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	September 30, 2023	December 31, 2022
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$-	$30,571
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(243,960)	(336,373)
Contract liabilities, net	$(243,960)	$(305,802)

Note 4. Concentration of Risk

The Company had gross revenue of $1,773,489 and $3,438,580 for the nine months ended September 30, 2023 and 2022, respectively.  There was one customer representing more than 10% of gross revenue for the nine months ended September 30, 2023, representing 14% of total revenue. There were no customers representing more than 10% of gross revenue for the nine months ended September 30, 2022.

Note 5. Related Party Transactions

The Company accrued bonus compensation related to services performed in the construction of the custom home to Michael Chavez, a greater than 10% shareholder of the Company, as a consultant to the Company, in the amount totaling $18,000 and $54,000, for the nine months ended September 30, 2023 and 2022, respectively. In addition, during the nine months ended September 30, 2023, the Company paid $50,000 of the accrued bonus compensation to Mr. Chavez. As of September 30, 2023, the Company has accrued a total of $16,000 in accrued bonus compensation.

In addition, during the nine months ended September 30, 2023, Mr. Chavez contributed $5,825 to the Company to pay for expenses which have been recorded as a shareholder contribution.

The Company accrued $37,500 in commission expenses to its CEO and sole board member, Mr. May, for services performed during the nine months ended September 30, 2023. As of September 30, 2023, the Company has accrued a total of $37,500 in accrued commission compensation.

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

The components of lease expense were as follows:

	For the Nine
	Months Ended
	September 30,
	2023	2022
Right of Use (ROU) Operating lease cost:
Amortization of assets	21,388	6,006
Interest on lease liabilities	1,237	782
Total net lease cost	$22,625	$6,788

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2023	2022
Operating lease:
ROU Real Estate Asset	$50,825	$50,825
Accumulated amortization	(39,693)	(18,305)
Right of Use, net	$11,132	$32,520

Current portion of lease liabilities	$11,244	$25,940
Noncurrent lease liabilities	-	6,783
Total lease liabilities	$11,244	$32,723

Weighted average remaining lease term:
Operating leases	0.75 years	1.25 years

Weighted average discount rate:
Operating lease	6.40%	6.40%

Note 8. Note Payable

	September 30, 2023	December 31, 2022
Term note with a bank secured by car, payable in monthly installments of $660, including interest at 3.99% through February 27, 2025	$3,206	$10,494

Term note with a bank secured by car, payable in monthly installments of $1,000, including interest at 6.54% through May 26, 2027	-	2,000

Total long-term debt	3,206	12,494
Less: current portion	(3,206)	(9,630)
Long-term debt net of current portion	$-	$2,864

Note 9. Construction Loan

Effective on November 1, 2021, the Company’s wholly–owned subsidiary, Reliant Custom Homes, Inc., entered into an Extension of Real Estate Note and Lien with First United Bank and Trust Co. (“First United”), pursuant to which First United agreed to extend the due date of our 221,000 borrowing facility in connection with the construction loan on our custom home, the construction of which has been completed, from October 28, 2021 to April 28, 2022. Effective on April 26, 2022, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to October 28, 2022, and effective on October 28, 2022, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to April 28, 2023. Effective May 1, 2023, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to October 28, 2023, and effective on October 28, 2023, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to April 28, 2024. Amounts borrowed under the loan bear interest at the rate of 6.25%, are secured by the land on which the Company has built a custom home, and are guaranteed by Reliant Pools, Inc., our wholly-owned subsidiary. As of September 30, 2023, the Company had borrowed $220,309 under the construction loan.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.
●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2023 and 2022.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
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

Custom Homes

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. and is attempting to expand its operations in the Austin, Texas area as a custom home builder. To date, the Company purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it has finished construction of an approximately 2,230 square foot home which it is currently marketing for sale. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build, of which $220,309 was outstanding as of September 30, 2023, which funds were used for building materials purchases. The loan was renewed on May 1, 2023 and has been extended through October 28, 2023.

The Company has listed the custom home for sale and is marketing the home, with a current offering price of $599,500; however, we may not be able to sell the home for the current offering price, the sale of the home may take longer to accomplish than expected, we may be forced to pay significant expenses paying utilities and other costs on the custom home and amounts due on the construction loan, prior to the date we can sell the home. Additionally, we may not be able to recoup our costs of construction and may be forced to sell the home at a loss.

Moving forward, funding permitting, and pending the sale of our first custom home, we hope to purchase additional lots and construct additional custom homes in the future.

Plan of Operations

We had working capital of $47,617 as of September 30, 2023. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may, however, require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite on which we have constructed a custom home, which we are in the process of selling. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Separately, management is exploring, and we may enter into, strategic transactions in the future, as discussed in greater detail below under “Review of Strategic Alternatives”.

Results of Operations

For the Three months Ended September 30, 2023, compared to the Three months Ended September 30, 2022

We had revenue of $597,400 for the three months ended September 30, 2023, compared to revenue of $1,360,476 for the three months ended September 30, 2022, a decrease of $763,076 or 56.1% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue decreased during the current period due to a decrease in pools completed in the current period resulting from a downturn in the demand for in ground swimming pools after the increasing interest rates and the increasing costs making pools un-affordable for most residents in the Company’s operating area.

We had cost of goods sold of $457,697 for the three months ended September 30, 2023, compared to cost of goods sold of $910,152 for the three months ended September 30, 2022, a decrease of $452,455 or 49.7% from the prior period.

Cost of goods sold decreased mainly due to the reduction in the number of pools being built. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. In general, cost of goods sold for the three months ended September 30, 2023, was lower than for the three months ended September 30, 2022, due to a decrease in the number of pools we were building. The expenses making up cost of goods sold for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, were as follows:

Cost of Goods Sold Expense	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	Increase / (Decrease)	Percentage Change
Cost of decking	$16,757	$104,811	$(88,054)	(84.0)%
Plaster used in the construction of pools	16,869	96,843	(79,974)	(82.6)%
Gunite used in the construction of pools	70,646	104,193	(33,547)	(32.2)%
Pool equipment used to filter and circulate the water used in our pools	59,037	145,707	(86,670)	(59.5)%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	46,581	128,163	(81,582)	(63.7)%
Excavation and steel expenses	132,200	131,632	568	0.4%
Other, including labor	115,607	198,803	(83,196)	(41.8)%
Total	$457,697	$910,152	$(452,455)	(49.7)%

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

We had a gross margin of $139,703 for the three months ended September 30, 2023, compared to a gross margin of $450,324 for the three months ended September 30, 2022, a decrease of $310,621 or 69.0% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 23.4% and 33.1% for the three months ended September 30, 2023, and 2022, respectively. Gross margin as a percentage of revenue decreased slightly due to the inability to pass increased costs on to the customers.

We had operating expenses consisting solely of general and administrative expenses of $168,628 for the three months ended September 30, 2023, compared to operating expenses consisting solely of general and administrative expenses of $211,817 for the three months ended September 30, 2022 (including $36,000 of stock-based expenses described below under “Liquidity and Capital Resources”). Operating expenses increased by $43,189 or 420.3% from the prior period.

We had interest income of $86 for the three months ended September 30, 2023, compared to interest income of $187 for the three months ended September 30, 2022. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $5,140 for the three months ended September 30, 2023, compared to interest expense of $1,022 for the three months ended September 30, 2022, due to interest paid in connection with loans for Company vehicles, including a car used by our Chief Executive Officer and amounts outstanding on our construction loan, each as described in greater detail under “Liquidity and Capital Resources” below.

We had net loss of $33,979 for the three months ended September 30, 2023, compared to net income of $237,672 for the three months ended September 30, 2022, a decrease in net income of $271,651 or 114.3%, mainly due to the $706,055 decrease in revenues, offset by the $452,455 decrease in cost of goods sold, each as described above.

For the Nine months Ended September 30, 2023, compared to the Nine months Ended September 30, 2022

We had revenue of $1,773,539 for the nine months ended September 30, 2023, compared to revenue of $3,438,580 for the nine months ended September 30, 2022, a decrease of $1,665,041 or 48.4% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue decreased during the current period due to a decrease in pools completed in the current period resulting from a downturn in the demand for in ground swimming pools after the increasing interest rates and the increasing costs making pools un-affordable for most residents in the Company’s operating area.

We had cost of goods sold of $1,186,669 for the nine months ended September 30, 2023, compared to cost of goods sold of $2,458,261 for the nine months ended September 30, 2022, a decrease of $1,271,592 or 51.7% from the prior period.

Cost of goods sold decreased mainly due to the reduction in the number of pools being built. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. In general, costs of goods sold for the nine months ended September 30, 2023, were lower than for the nine months ended September 30, 2022, due to a decrease in the number of pools we were building. The expenses making up cost of goods sold for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, were as follows:

Cost of Goods Sold Expense	For the Nine months Ended September 30, 2023	For the Nine months Ended September 30, 2022	Increase / (Decrease)	Percentage Change
Cost of decking	$99,158	$280,325	$(181,167)	(64.6)%
Plaster used in the construction of pools	119,032	170,099	(51,067)	(30.0)%
Gunite used in the construction of pools	115,006	259,232	(144,226)	(55.6)%
Pool equipment used to filter and circulate the water used in our pools	166,851	378,315	(211,464)	(55.9)%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	132,480	387,845	(255,365)	(65.8)%
Excavation and steel expenses	177,495	321,285	(143,790)	(44.8)%
Other, including labor	376,647	661,160	(284,513)	(43.0)%
Total	$1,186,669	$2,458,261	$(1,271,592)	(51.7)%

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

We had a gross margin of $586,870 for the nine months ended September 30, 2023, compared to a gross margin of $980,319 for the nine months ended September 30, 2022, a decrease of $393,449 or 40.1% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 33.1% and 28.5% for the nine months ended September 30, 2023, and 2022, respectively. Gross margin as a percentage of revenue increased due to a slight decrease in average cost of our pools.

We had operating expenses consisting solely of general and administrative expenses of $642,529 for the nine months ended September 30, 2023, compared to operating expenses consisting solely of general and administrative expenses of $626,748 for the nine months ended September 30, 2022 (including $36,000 of stock-based expenses described below under “Liquidity and Capital Resources”). Operating expenses increased by $15,781 or 2.5% from the prior period mainly due to increased professional fees and stock-based compensation, offset by a reduction in marketing expenses.

We had interest income of $612 for the nine months ended September 30, 2023, compared to interest income of $393 for the nine months ended September 30, 2022. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $8,862 for the nine months ended September 30, 2023, compared to interest expense of $2,681 for the nine months ended September 30, 2022, due to interest paid in connection with loans for Company vehicles, including a car used by our Chief Executive Officer and amounts outstanding on our construction loan, each as described in greater detail under “Liquidity and Capital Resources” below.

We had net loss of $63,909 for the nine months ended September 30, 2023, compared to net income of $351,283 for the nine months ended September 30, 2022, a decrease in net income of $287,374 or 81.8%, mainly due to the $1,608,020 decrease in revenue and the $30,003 increase in general and administrative expenses, offset by the $1,271,592 decrease in cost of goods sold, each as described above.

Liquidity and Capital Resources

We had total assets of $703,989 as of September 30, 2023, consisting of total current assets of $661,684, which included cash of $215,589, accounts receivable of $1,500, house and real estate inventory of $439,158, prepaid expenses of $4,032 and other current assets of $1,405, and equipment, net of accumulated depreciation, of $31,173 and right-of-use asset of $11,132. Included in real estate inventory as of September 30, 2023, is the value of the land and construction costs incurred to date, which the Company acquired in the third quarter of 2019, and is currently marketing the completed home, as discussed above. Contract assets include estimated earnings in excess of billings on uncompleted contracts. Equipment relates to the vehicle discussed below. Total cash decreased from $282,621 as of December 31, 2022, to $215,589 as of September 30, 2023, due to funding of operations with cash on hand while the Company continues to generate additional pool contracts.

We had total liabilities of $624,067 as of September 30, 2023, all of which are current liabilities, including accounts payable and accrued liabilities of $91,848, related party accrued liabilities of $53,500, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $243,960, current portion of note payable of $3,206, construction loan of $220,309, and current portion of right-of-use liability of $11,244.

The Company accrued bonus compensation to Michael Chavez related to service performed in the construction of the custom home, a greater than 10% shareholder of the Company, as a consultant to the Company, in the amount totaling $18,000 and $54,000, for the nine months ended September 30, 2023 and 2022, respectively. In addition, during the three months ended June 30, 2023, the Company paid $50,000 of the accrued bonus compensation to Mr. Chavez. As of September 30, 2023, the Company has accrued a total of $16,000 in accrued bonus compensation, which is included in accrued liabilities related parties on the Company’s balance sheet.

The Company accrued $37,500 in commission expenses to its CEO and sole board member, Mr. May, for services performed during the nine months ended September 30, 2023. As of September 30, 2023, the Company has accrued a total of $37,500 in accrued commission compensation.

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

On April 28, 2020, the Company secured a construction loan from First United Bank and Trust Company to be used to develop the land purchased in the third quarter of 2019. The loan is in the amount of up to $221,000, bears interest at the rate of 6.25% per annum and is currently due on April 28, 2024. As of September 30, 2023, a total of $220,309 was outstanding on the loan.

We had working capital of $37,617 as of September 30, 2023, compared to working capital of $36,255 as of December 31, 2022. Working capital increased as of September 30, 2023, compared to December 31, 2022, due to the reduction in net contract liabilities and increase in house and real estate, offset by the increase in accounts payable and accrued liabilities. We had cash of $215,589 as of September 30, 2023, compared to cash of $282,621 as of December 31, 2022.

	For the Nine Months Ended
	September 30
	2023	2022
Net cash provided by (used in) operating activities	(75,995)	59,177
Net cash provided by financing activities	8,963	74,912
Net change in cash	(67,032)	134,089

We had $75,995 of net cash used in operating activities for the nine months ended September 30, 2023, as compared to $59,177 of net cash provided by operating activities for the nine months ended September 30, 2022. Net cash used in operating activities for the 2023 period was mainly due to $100,084 of increase in house and real estate inventory and $92,413 of decrease in contract liabilities, offset by $58,602 of increase in accounts payable and accrued liabilities and $30,571 of decrease in contract assets. Net cash provided by operating activities for the 2022 period was mainly due to $351,283 of net income, offset by an increase of $175,907 in house and real estate inventory and a $160,537 decrease in contract liabilities.

We had $8,963 of net cash provided by financing activities for the nine months ended September 30, 2023, which was mainly due to $33,905 of proceeds from our construction loan offset by $9,288 of payments on the notes payable related to our vehicle loans and $21,479 of payments on right-of-use liability, as compared to $74,912 of cash used in financing activities for the nine months ended September 30, 2022, which was mainly due to $102,177 of proceeds from our construction loan offset by $15,293 of payments on the notes payable related to our vehicle loans and $11,972 of payments on right-of-use liability.

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

Review of Strategic Alternatives

The costs and expenses of our public reporting obligations are material, and materially affect our quarterly results of operations and profitability. As a result, the Company has initiated a formal review process to evaluate strategic alternatives for the Company. Mr. May, as sole officer and director, is committed to acting in the best interests of the Company, its stockholders and its stakeholders.

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

There is no deadline or definitive timetable set for completion of the strategic alternatives review process and there can be no assurance that this process will result in the Company pursuing a transaction or any other strategic outcome. The Company does not intend to make any further public comment regarding the review of strategic alternatives until it has been completed or the Company determines that a disclosure is required by law or otherwise deemed appropriate.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

Adverse macro-economic conditions, including inflation and high interest rates, have in the past, and could in the future, adversely impact our operating results.

Heightened levels of inflation and the potential worsening of macro-economic conditions, including slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates and currency fluctuations, present a risk for us, our suppliers and the stability of our industry. We believe our revenues decreased for the three and nine months ended September 30, 2023, mainly as a result of decreased demand for pools resulting from increasing interest rates and increasing costs of pool construction, making pools un-affordable for most residents in the Company’s operating area. If inflation and interest rates remain at current levels for an extended period, or increase even further, and we are unable to successfully mitigate the impact, our costs are likely to increase, resulting in pressure on our profits, margins and cash flows, and we expect continued and/or further declines in demand for pool construction services. Any of the above may have a material adverse effect on our results of operations and the value of our securities.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Item 4. Controls and Procedures”, as of September 30, 2023, our Chief Executive Officer has determined that our disclosure controls and procedures were not effective. Separately, as of September 30, 2023, management has identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, and because we did not have in place an effective internal control environment with formal processes and procedures, to allow for a detailed review of accounting transactions that would identify errors in a timely manner. Separately, the Company did not implement appropriate approval requirements for non-routine transactions.

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

To date we have completed the construction of our first custom home located in Lago Vista, Texas. We are currently in the process of marketing the custom home for sale, at a current purchase price of $599,500. We originally listed the house in August 2023 for $645,000 and have reduced our offering price by $45,500 through the date of this Report. We may not be able to sell the home for the current offering price, the sale of the home may take longer to accomplish than expected, we may be forced to pay significant expenses paying utilities and other costs on the custom home and amounts due on the construction loan, prior to the date we can sell the home. Additionally, we may not be able to recoup our costs of construction and may be forced to sell the home at a loss. Any of the above may have a material adverse effect on our results of operations and the value of our securities.

We may enter into strategic transactions in the future which may result in a material change in our operations and/or a change of control.

The costs and expenses of our public reporting obligations are material, and materially affect our quarterly results of operations and profitability. In the future, we or our majority stockholders, may enter into transactions with parties seeking to merge and/or acquire us and/or our operations. While we have not entered into any agreements or understandings with any such parties to date, in the event that we do enter into such a transaction or transactions in the future, our majority stockholders will likely change and new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders. As a result, our new majority stockholders may change the composition of our Board of Directors (currently consisting solely of Mr. May) and replace our current management. Any future transaction may also result in a change in our business focus. We have not entered into any agreements relating to any strategic transaction involving the Company as of the date of this filing and may not enter into such agreements in the future. There is no deadline or definitive timetable set for completion of the strategic alternatives review process and there can be no assurance that this process will result in the Company pursuing a transaction or any other strategic outcome. The Company does not intend to make any further public comment regarding the review of strategic alternatives until it has been completed or the Company determines that a disclosure is required by law or otherwise deemed appropriate. Any future strategic transaction involving the Company or its operations may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the listing of our common stock on the OTCQB Market, our officers, directors and majority stockholders, and the value of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2023 and from the period from October 1, 2023 to the filing date of this Report.

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

RELIANT HOLDINGS, INC.

Date: December 12, 2023	By:	/s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

