Form 10-K
period 2023-12-31
Reliant Holdings, Inc.
filed 2024-04-18
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $469,641.

As of April 16, 2024, there were 16,785,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Page 2 of 60

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services;
●	lack of insurance policies;
●	dependence on a small number of customers;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	client lawsuits, damages, judgments and settlements required to be paid in connection therewith and the effects thereof on our reputation;
●	health risks, economic slowdowns and rescissions and other negative outcomes caused by pandemics and governmental responses thereto;
●	changes in inflation and interest rates, supply constraints, and possible recessions caused thereby;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included under “Risk Factors” below.

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

Page 3 of 60

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

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. and is attempting to expand its operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it has started constructing a custom home which it then plans to sell. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build, of which $186,404 was outstanding as of December 31, 2022 and $220,309 was outstanding as of December 31, 2023, which funds were used for building material purchases. The loan has been renewed and has been extended through April 28, 2024. To date, the Company’s subcontractors have completed the construction of the custom home and the Company is currently completing minor repairs on the home to close out permits.  The home is currently under a 60 day option contract for an estimated sales price of $540,000.

Page 4 of 60

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

Page 5 of 60

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

Page 6 of 60

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

Page 7 of 60

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

Custom Homes

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. and is attempting to expand its operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it has started constructing a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build, of which $186,404 was outstanding as of December 31, 2022 and $220,309 was outstanding as of December 31, 2023, which funds were used for building materials purchases. The loan has been renewed and has been extended through April 28, 2024. To date, the Company’s subcontractors have completed the construction of the custom home and the Company is currently completing minor repairs on the home to close out permits.  The home is currently under a 60 day option contract for an estimated sales price of $540,000.

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

Page 8 of 60

Reliant Solar

In September 2021, we formed Reliant Solar to focus on renewable energy in solar panels and other sustainable energy sources. We have not undertaken significant operations towards this line of business or generated any revenues to date.

Dependence on a Limited Number of Customers

We had revenue of $2,454,802 for the year ended December 31, 2023, compared to revenue of $4,616,404 for the year ended December 31, 2022, respectively. There were two customers representing more than 10% of gross revenue for the year ended December 31, 2023 (representing 26% of total revenue), and no customers representing more than 10% of gross revenue for the year ended December 31, 2022.

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

According to research by the National Association of Home Builders (NAHB) on the Census Bureau’s Survey of Construction (SOC), in 2023, 15.6% of total new single-family homes constructed in the West-South-Central portion of the United States, which includes Texas, were custom homes.

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

Page 9 of 60

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

Advertising and Marketing

We estimate that currently 35% of our pool construction customers come from word of mouth referrals from prior clients (for which we do not pay any referral fees or other compensation) and that 60% of our current clients locate us through Google suite of services (for which we pay fees based on the click through rate of potential customers and our placement in rankings of key google word search terms which we update from time-to-time), with 5% of our customers finding us through Yelp and Houzz (which we pay nominal fees for advertising on a month-to-month basis in connection with), provided that historically the majority of our customers to date have come from word of mouth referrals. Total advertising and marketing expenses for the year ended December 31, 2023 were $35,834 and for the year ended December 31, 2022 were $41,910.

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

Page 10 of 60

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

Page 11 of 60

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with:

●	the need for additional funding, our ability to raise such funding, and the ultimate terms thereof;
●	economic downturns, changes in inflation and interest rates, increased costs of materials and labor due to among other things, global conflicts such as the ongoing Ukraine/Russia war;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships and obtain the supply of products, equipment and materials;
●	our ability to obtain and retain customers, via referrals or otherwise;
●	defects in products, pools, and homes;
●	terrorist attacks, adverse weather, natural disasters;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services, custom homes and solar panel installations;
●	the outcome of lawsuits and judgments or settlements associated therewith;
●	the ability to realize our backlog;
●	our ability to compete in the home building space, interest rates on new homes, construction costs, availability of materials and contractors, regulatory issues and permits;
●	lack of insurance policies;
●	dependence on a small number of customers and customers in one geographic area;
●	changes in laws and regulations;
●	The lack of a significant market for our common stock, and the volatile nature thereof;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	our blank check preferred stock and ability to issue significant shares of common stock;
●	costs and expenses associated with being a public company;
●	negative perceptions associated with certain regulatory issues affecting our significant stockholder and former officer/director;
●	client lawsuits, damages, judgments and settlements required to be paid in connection therewith and the effects thereof on our reputation;
●	health risks, economic slowdowns and rescissions and other negative outcomes caused by pandemics and other health crises and governmental responses thereto;
●	economic downturns and recessions both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included below.

Page 12 of 60

Risks Related to Our Business Operations:

We may not be able to sell our custom home for the price sought, and we may lose money on the sale of our custom home.

To date, the Company’s subcontractors have completed the construction of our custom home and the Company is currently completing minor repairs on the home to close out permits.  The home is currently under a 60 day option contract for an estimated sales price of $540,000. We may not be able to sell the home for that price, the sale of the home may take longer to accomplish than expected, we may be forced to pay significant expenses paying utilities and other costs on the custom home and amounts due on the construction loan, prior to the date we can sell the home. Additionally, we may not be able to recoup our costs of construction and may be forced to sell the home at a loss. Any of the above may have a material adverse effect on our results of operations and the value of our securities.

We may enter into strategic transactions in the future which may result in a material change in our operations and/or a change of control.

The costs and expenses of our public reporting obligations are material, and materially affect our quarterly results of operations and profitability. In the future, we or our majority stockholders, may enter into transactions with parties seeking to merge and/or acquire us and/or our operations. While we have not entered into any agreements or understandings with any such parties to date, in the event that we do enter into such a transaction or transactions in the future, our majority stockholders will likely change and new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders. As a result, our new majority stockholders may change the composition of our Board of Directors (currently consisting solely of Mr. May) and replace our current management. Any future transaction may also result in a change in our business focus. We have not entered into any definitive binding agreements relating to any strategic transaction involving the Company as of the date of this filing and may not enter into such agreements in the future. There is no deadline or definitive timetable set for completion of the strategic alternatives review process and there can be no assurance that this process will result in the Company pursuing a transaction or any other strategic outcome. The Company does not intend to make any further public comment regarding the review of strategic alternatives until it has been completed or the Company determines that a disclosure is required by law or otherwise deemed appropriate. Any future strategic transaction involving the Company or its operations may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the listing of our common stock on the OTCQB Market, our officers, directors and majority stockholders, and the value of our securities.

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

Page 13 of 60

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

We believe that homeowners’ access to consumer credit at attractive interest rates is a critical factor enabling the purchase of new pools. Between late 2006 and early 2010, the unfavorable economic conditions and downturn in the housing market resulted in significant tightening of credit markets, which limited the ability of consumers to access financing for new swimming pools. Any similar tightening of consumer credit as well as the recent and potential further increase in interest rates could prevent consumers from obtaining financing for pool and related outdoor projects, which could negatively impact our sales.

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

Page 14 of 60

Economic uncertainty may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for our pools.

Our pools may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, inflation, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, and with changing inflation and interest rates, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in employment, financial market instability, and uncertainties about the future, including, but not limited to potential future recessions. Unfavorable economic conditions have led and, in the future, may lead, consumers to delay or reduce purchases of our pools. Consumer demand for our products may decline as a result of an economic downturn or recession, or economic uncertainty in the United States. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.

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

Page 15 of 60

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

We had working capital of $133,503 as of December 31, 2023. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. In the event we require additional funding in the future, the most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability. We have an accumulated deficit of $277,329 as of December 31, 2023.

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

Page 16 of 60

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

Page 17 of 60

We owe amounts under an outstanding loan which may decrease the available of cash for operations and which loan is secured by our custom home property.

On April 28, 2020, the Company (through Reliant Custom Homes) secured a construction loan from First United Bank and Trust Co. to be used to develop the land purchased in the third quarter of 2019, which loan provides for funding to be advanced from time to time pursuant to the requirements of the loan for the construction of a custom home. The loan is in the amount of $220,309 and bears interest at the rate of 6.25% per annum (18% upon the occurrence of an event of default). The loan is guaranteed by Reliant Pools and the Company, and the land is pledged as collateral for security of the payment of the construction loan pursuant to a deed of trust. The loan, which was initially payable one year from issuance, has since been extended to October 28, 2021, and subsequently to April 28, 2022, October 28, 2022, April 28, 2023, and April 28, 2024. The loan agreement contains covenants and restrictions on us and our construction of the property and standard and customary events of default. The loan may be prepaid at any time without penalty.

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

There is no significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. We had gross revenue of $2,454,802 and $4,616,404 for the years ended December 31, 2023 and 2022, respectively. We had net income of $33,615 and $333,876, for the years ended December 31, 2023 and 2022, respectively. We may not have profitable operations in the future to ensure our continuation.

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

Page 18 of 60

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

Page 19 of 60

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

Page 20 of 60

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

Page 21 of 60

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

Page 22 of 60

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

Page 23 of 60

Our backlog may not be realized or may not result in revenue or profit.

On December 31, 2023, we had approximately $772,524 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2024. However, some of our contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, including, but not limited to COVID-19, economic uncertainty, recessions, increases in interest rates or inflation and delays could significantly reduce the revenue that we actually receive from contracts in our backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in our backlog for extended periods of time.

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

Our cost of goods sold was $1,582,809 for the year ended December 31, 2023, compared to cost of goods sold of $3,324,213 for the year ended December 31, 2022, a decrease of $1,741,404 or 52.3% from the prior period. Cost of goods sold decreased mainly due to the reduction in the number of pools being built.

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

Page 24 of 60

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

Page 25 of 60

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

Page 26 of 60

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Item 4. Controls and Procedures”, as of December 31, 2023, our Chief Executive Officer has determined that our disclosure controls and procedures were not effective. Separately, as of December 31, 2023, management has identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, and because we did not have in place an effective internal control environment with formal processes and procedures, to allow for a detailed review of accounting transactions that would identify errors in a timely manner. Separately, the Company did not implement appropriate approval requirements for non-routine transactions.

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

Page 27 of 60

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

Page 28 of 60

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

Page 29 of 60

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

Page 30 of 60

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

Page 31 of 60

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

As of the date of this Report, we have 6,709,150 shares of our common stock held by non-affiliates and 9,675,600 shares held by affiliates which Rule 144 of the Securities Act defines as “restricted securities.” All of the restricted shares outstanding are available for sale under Rule 144, although shares held by affiliates are subject to restrictions relating to the amount that may be sold in any 90-day period and manner in which such sales may be made, among other limitations. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

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

Page 32 of 60

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

Page 33 of 60

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

Page 34 of 60

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

Page 35 of 60

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Page 36 of 60

Item 1C. Cybersecurity.

Risk Management and Strategy

The Company’s cybersecurity environment is led by its Chief Executive Officer and sole director, who in addition to cybersecurity matters, oversees the Company’s IT infrastructure and is responsible for monitoring and managing the security of the Company's corporate network and enterprise systems, including technical controls, and safety protocols and responding to security threats.

The Company establishes safeguards for protecting the confidentiality, integrity, and availability of our data, technology, and information systems.

As of and for the year ended December 31, 2023, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

The Company leases approximately 1,010 square feet of office space in Austin, Texas at 12343 Hymeadow Dr., Suite 3A. On March 28, 2022, the Company entered into a new lease agreement for the office space, which has a term of 24 months, through March 31, 2024, and a monthly rental cost of $1,515 for the period from April 1, 2022 to March 31, 2023 and $1,560 per month from April 1, 2023 to March 31, 2024, together with costs and expenses of approximately $725 per month for 2023. On March 13, 2024, the Company extended the office space lease from April 1, 2024, through November 30, 2025 for a rental rate of $2,320 per month from April 1, 2024 to March 31, 2025, and $2,400 per month from April 1, 2025, to November 30, 2025.

Lease expense was $27,150 and $25,366 for the years ended December 31, 2023, and 2022, respectively.

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

Page 37 of 60

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

12 Month Period Ended December 31, 2023	High	Low

Quarter ended December 31, 2023	$0.30	$0.02
Quarter ended September 30, 2023	0.12	0.06
Quarter ended June 30, 2023	0.11	0.05
Quarter ended March 31, 2023	0.15	0.09

12 Month Period Ended December 31, 2022	High	Low

Quarter ended December 31, 2022	$0.18	$0.07
Quarter ended September 30, 2022	0.11	0.07
Quarter ended June 30, 2022	0.42	0.08
Quarter ended March 31, 2022	0.70	0.25

Holders

As of April 3, 2024, we had 16,785,000 shares of common stock outstanding, held by 44 stockholders of record, and 1,000 shares of Series A Preferred Stock designated and issued and outstanding, held by one stockholder of record.

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

Page 38 of 60

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2023, and 2022.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Plan of Operations

We had working capital of $133,503 as of December 31, 2023. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite on which we are in the process of constructing a custom home, which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Page 39 of 60

Results of Operations

For the Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022

We had revenue of $2,454,802 for the year ended December 31, 2023, compared to revenue of $4,616,404 for the year ended December 31, 2022, a decrease of $2,161,602 or 46.8% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue decreased during the current period due to a decrease in pool count during the comparable periods and general timing of contracts.

We had cost of goods sold of $1,582,809 for the year ended December 31, 2023, compared to cost of goods sold of $3,324,213 for the year ended December 31, 2022, a decrease of $1,741,404 or 52.4% from the prior period.

Cost of goods sold decreased mainly due to the reduction in the number of pools being built. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. In general, costs of goods sold for the year ended December 31, 2023, were lower than for the year ended December 31, 2022, due to the increase in the number of pools we are building. The expenses which attributed to the decrease in cost of goods sold for the year ended December 31, 2023, compared to the year ended December 31, 2022, included:

	For the Year	For the Year
	Ended	Ended
Cost of Goods Sold Expense	December 31, 2023	December 31, 2022	Increase / (Decrease)	Percentage Change
Cost of decking	$152,671	$430,208	$(277,537)	-64.5%
Plaster used in the construction of pools	137,886	217,110	(79,225)	-36.5%
Gunite used in the construction of pools	167,176	330,622	(163,446)	-49.4%
Pool equipment used to filter and circulate the water used in our pools	216,971	502,595	(285,624)	-56.8%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	210,151	521,764	(311,613)	-59.7%
Excavation and steel expenses	227,968	376,831	(148,863)	-39.5%
Other, including labor	469,986	945,084	(475,097)	-50.3%
Total	$1,582,809	$3,324,213	$(1,741,404)	-52.4%

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

Page 40 of 60

We had a gross margin of $871,993 for the year ended December 31, 2023, compared to a gross margin of $1,292,191 for the year ended December 31, 2022, a decrease of $420,198 or 32.5% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 35.5% and 28.0% for the year ended December 31, 2023, and 2022, respectively. Gross margin as a percentage of revenue increased due to the ability to pass increased costs on to the customers combined with a slight decrease in the average cost of our pools.

We had operating expenses consisting solely of general and administrative expenses of $822,485 for the year ended December 31, 2023, compared to operating expenses consisting solely of general and administrative expenses of $940,978 for the year ended December 31, 2022 (including $36,000 of stock-based expenses described below under “Liquidity and Capital Resources”). Operating expenses decreased by $118,393 or 12.6% from the prior period mainly due to decreased compensation expenses.

We had interest income of $861 for the year ended December 31, 2023, compared to interest income of $837 for the year ended December 31, 2022. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $15,280 and $3,536, for the years ended December 31, 2023 and 2022, respectively, due to interest paid in connection with loans for Company vehicles, including a car used by our Chief Executive Officer and amounts outstanding on our construction loan, each as described in greater detail under “Liquidity and Capital Resources” below.

We had a $1,474 provision for taxes for the year ended December 31, 2023, compared to $14,638 for the year ended December 31, 2022.

We had net income of $33,615 for the year ended December 31, 2023, compared to net income of $333,876 for the year ended December 31, 2022, a decrease in net income of $300,261 or 89.9%, mainly due to the $2,161,602 decrease in revenues and $118,493 decrease in general and administrative expenses and the $420,198 decrease in gross margin.

Liquidity and Capital Resources

We had total assets of $854,405 as of December 31, 2023, consisting of total current assets of $756,804, which included cash of $309,377, and house and real estate inventory of $446,427, and equipment, net of accumulated depreciation, of $90,886 and right-of-use asset of $6,715. Included in real estate inventory as of December 31, 2023 is the value of the land and construction costs incurred to date, which the Company acquired in the third quarter of 2019, and is currently building a custom home on, as discussed above. Contract assets include estimated earnings in excess of billings on uncompleted contracts. Equipment relates to the vehicle discussed below.

We had total liabilities of $676,959 as of December 31, 2023, which included current liabilities of $623,301, including accounts payable and accrued liabilities of $112,378, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $275,251, current portion of note payable of $8,580, construction loan of $220,309 and current portion of right-of-use liability of $6,783, and long-term liabilities consisting of a long-term note payable, net of current portion, of $53,658 relating to certain vehicles (discussed below).

The Company accrued bonus compensation related to services performed in the construction of the custom home to Michael Chavez, a greater than 10% shareholder of the Company, as a consultant to the Company, in the amount totaling $18,000 and $60,000, for the years ended December 31, 2023 and 2022, respectively. In addition, during the year ended December 31, 2023, the Company paid $50,000 of the accrued bonus compensation to Mr. Chavez. As of December 31, 2023, the Company has accrued a total of $16,000 in accrued bonus compensation.

In addition, during the year ended December 31, 2023, Mr. Chavez contributed $5,825 to the Company to pay for expenses which have been recorded as a shareholder contribution.

The Company accrued $37,500 in commission expenses to its CEO and sole board member, Mr. May, for services performed during the year ended December 31, 2023. As of December 31, 2023, the Company has accrued a total of $37,500 in accrued commission compensation to its CEO.

Page 41 of 60

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

On April 28, 2020, the Company secured a construction loan from First United Bank and Trust Company to be used to develop the land purchased in the third quarter of 2019. The loan bears interest at the rate of 6.25% per annum and is currently due on April 28, 2024. As of December 31, 2023, a total of $220,309 was outstanding on the loan.

We had working capital of $133,503 as of December 31, 2023, compared to working capital of $36,255 as of December 31, 2022.

We had $4,763 of net cash provided by operating activities for the year ended December 31, 2023, as compared to $218,250 of net used in operating activities for the year ended December 31, 2022. Net cash provided by operating activities for the 2023 period was mainly due to $33,615 of net income, $36,000 of stock-based compensation, and $30,571 of contract assets, offset by $107,553 of house and real estate inventory.  For the 2022 period, we had $200,148 of net cash used by operating activities for the year ended December 31, 2022, as compared to $169,110 of net cash provided by operating activities for the year ended December 31, 2021. Net cash used by operating activities for the 2022 period was mainly due to $293,353 of cash used for house and real estate inventory and $247,353 of decrease in contract liabilities, offset by $333,876 of net income.

We had $0 of net cash used in investing activities for the years ended December 31, 2023 and December 31, 2022.

We had $1,053 of cash provided by financing activities for the year ended December 31, 2023, which was mainly due to $33,905 of proceeds from construction loan offset by $25,940 payments on right-of-use liability and $12,727 payments on note payable.  We had $142,773 of net cash provided by financing activities for the year ended December 31, 2022, which was mainly due to $186,404 of proceeds from our construction loan offset by $25,529 of payments on the notes payable related to our vehicle loans and $18,102 of payments on right-of-use liability.

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

Page 42 of 60

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

Page 43 of 60

Backlog

On December 31, 2023, we had approximately $772,524 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2024.

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

Variable Consideration

Transaction prices for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our consolidated financial statements for the year ended December 31, 2023, or 2022.

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

Page 44 of 60

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

Equipment. Equipment, consisting mainly of vehicles, is stated at cost. The Company depreciates the cost of equipment using the straight- line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. During the years ended December 31, 2023 and 2022, depreciation expense was $19,473 and $15,619, respectively. The estimated useful lives of the Company vehicles are five years.

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

Page 45 of 60

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Reliant Holdings, Inc. and Subsidiaries

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Reliant Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Reliant Holdings, Inc. and its Subsidiaries (collectively, the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2023.

San Mateo, California

April 17, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Reliant Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Reliant Holdings, Inc as of December 31, 2022, and the related consolidated statements of operation, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operation and its cash flow for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Reliant Holdings, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

We determined that there were no critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements.

/s/ PWR CPA, LLP

We have served as Reliant Holdings, Inc.’s auditor since 2020.

Houston, Texas

PCAOB #6686

We served as Reliant Holdings, Inc.’s auditor since 2020 until 2023

Houston, Texas

April 7, 2023

Reliant Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$309,377	$282,621
Accounts receivable	1,000	-
House and real estate inventory	446,427	339,074
Contract assets	-	30,571
Prepaid expenses	-	22,177
Other current Assets	-	1,405

Total current assets	756,804	675,848

Equipment, net of accumulated depreciation of $88,957 and $69,484 as of December 31, 2023 and 2022, respectively	90,886	42,878
Right-of-use asset	6,715	32,520

Total Assets	$854,405	$751,246

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$58,878	$33,246
Accrued liabilities - related parties	53,500	48,000
Contract liabilities	275,251	336,373
Construction Loan	220,309	186,404
Current portion of note payable	8,580	9,630
Current portion of right-of-use liability	6,783	25,940

Total current liabilities	623,301	639,593

Long-term note payable, net of current portion	53,658	2,864
Right-of-use liability	-	6,783

Total Liabilities	676,959	649,240

Commitments and Contingencies

Stockholders' Equity
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of December 31, 2023 and 2022, respectively	-	-
Preferred stock Series A, 1,000 shares authorized, $0.001 par value, 1,000 issued and outstanding as of December 31, 2023 and 2022	1	1
Common stock, 70,000,000 shares authorized, $0.001 par value, 16,785,000 and 16,385,000 issued and outstanding as of December 31, 2023 and 2022, respectively	16,785	16,385
Additional paid-in capital	437,989	396,564
Accumulated deficit	(277,329)	(310,944)

Total Stockholders' Equity	177,446	102,006

Total Liabilities and Stockholders' Equity	$854,405	$751,246

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Year ended
	December 31
	2023	2022

Revenue	$2,454,802	$4,616,404
Cost of goods sold	(1,582,809)	(3,324,213)
Gross margin	871,993	1,292,191

Operating expenses
General and administrative	822,485	940,978

Total operating expenses	(822,485)	(940,978)

Income from operations	49,508	351,213

Other income (expense)
Interest income	861	837
Interest expense	(15,280)	(3,536)

Total other income (expense)	(14,419)	(2,699)

Income before income taxes	35,089	348,514

Provision for income tax	(1,474)	(14,638)

Net income	$33,615	$333,876

Total Comprehensive Income	$33,615	$333,876

Net income per share - basic and diluted	$0.00	$0.02

Weighted average common shares outstanding	16,584,725	16,385,000

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2021	1,000	$1	16,385,000	$16,385	$396,564	$(644,820)	$(231,870)

Net income	-	-	-	-	-	333,876	333,876
							-
Balance December 31, 2022	1,000	1	16,385,000	16,385	396,564	(310,944)	102,006

Stock-based compensation	-	-	400,000	400	35,600	-	36,000

Shareholder contributions	-	-	-	-	5,825	-	5,825

Net income	-	-	-	-	-	33,615	33,615

Balance December 31, 2023	1,000	$1	16,785,000	$16,785	$437,989	$(277,329)	$177,446

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31
	2023	2022
Operating Activities
Net income	$33,615	$333,876
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Stock-based compensation	36,000	-
Depreciation	19,473	15,619
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	-
Contract assets	30,571	(23,246)
House and real estate inventory	(107,353)	(293,353)
Prepaid and other current assets	23,582	(4,647)
Right-of-use asset	25,805	18,305
Contract liabilities	(61,122)	(247,353)
Accounts payable and accrued liabilities	25,632	(47,349)
Accrued liabilities - related parties	5,500	48,000
Right-of use liability	(25,940)	(18,102)

Net cash provided by (used in) operating activities	4,763	(218,250)

Investing Activities
Purchase of property and equipment	(5,000)	-

Net cash used in financing activities	(5,000)	-
Financing Activities
Proceeds from construction loan	33,905	186,404
Payments on note payable	(12,737)	(25,529)
Contributions from shareholders	5,825	-

Net cash provided by financing activities	26,993	160,875

Net change in cash	26,756	(57,375)
Cash - beginning of period	282,621	339,996
Cash - end of period	$309,377	$282,621

Supplemental Disclosures
Interest paid	$15,280	$3,536
Income taxes paid	$-	$-

Non-cash Disclosures
Purchase of equipment with note payable	$62,481	$-
Establishment of right-of-use asset	$-	$50,825

The accompanying notes are an integral part of these consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

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

Backlog

On December 31, 2023, we had approximately $772,524 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2024.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract was material to our consolidated financial statements for the years ended December 31, 2023 and 2022.

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

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities, include customer deposit liabilities related to homes sold but not yet delivered to buyers, totaled $0 at December 31, 2023 and 2022, respectively, related to Home and Land revenue. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit.

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

Equipment

Equipment, consisting mainly of a trucks, is stated at cost. The Company depreciates the cost of equipment using the straight- line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. During the years ended December 31, 2023 and 2022, depreciation expense was $19,473 and $15,619, respectively. The estimated useful lives of the Company vehicles are five years.

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

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our home and real estate inventory for indicators of impairment by property during each reporting period. If indicators of impairment are present for a property, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the years ended December 31, 2023 and 2022, we recorded $0 of impairment charges.

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

Earnings Per Share

In accordance with accounting guidance now codified as ASC Topic 260, “Earnings (Loss) per Share,” basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were no dilutive shares outstanding during the years ended December 31, 2023 and 2022.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and whether we will apply the standard prospectively or retrospectively.

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation.

Note 2. Accounts Receivable

Accounts receivable consisted of the following:
	December 31,	December 31,
	2023	2022
Contract receivables	$1,000	$3,000
Less: Allowance for doubtful accounts	—	(3,000)
Accounts receivable, net	$1,000	$-

The Company recognized $0 of bad debt expense during the years ended December 31, 2023 and 2022.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	December 31,	December 31,
	2023	2022
Costs on uncompleted contracts	$351,583	$1,185,212
Estimated earnings	123,529	416,426
	475,112	1,601,638
Less: Progress billings	750,363	1,907,440
Contract liabilities, net	(275,251)	$(305,802)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	December 31, 2023	December 31, 2022
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$30,571
Billings in excess of costs and estimated earnings on uncompleted contracts	(272,251)	(336,373)
Contract liabilities	$(272,251)	$(305,802)

Note 4. Concentration of Risk

The Company had gross revenue of $2,454,802 and $4,616,404 for the years ended December 31, 2023 and 2022, respectively.  There were two customers representing more than 10% of gross revenue for the year ended December 31, 2023 representing 26% of total revenue, and no customers representing more than 10% of gross revenue for the year ended December 31, 2022.

Note 5. Related Party Transactions

The Company accrued bonus compensation related to services performed in the construction of the custom home to Michael Chavez, a greater than 10% shareholder of the Company, as a consultant to the Company, in the amount totaling $18,000 and $66,000, for the years ended December 31, 2023 and 2022, respectively. In addition, during the year ended December 31, 2023, the Company paid $50,000 of the accrued bonus compensation to Mr. Chavez. As of December 31, 2023, the Company has accrued a total of $16,000 in accrued bonus compensation.

In addition, during the year ended December 31, 2023, Mr. Chavez contributed $5,825 to the Company to pay for expenses which have been recorded as a shareholder contribution.

The Company accrued $37,500 in commission expenses to its CEO and sole board member, Mr. May, for services performed during the year ended December 31, 2023. As of December 31, 2023, the Company has accrued a total of $37,500 in accrued commission compensation to its CEO.

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

Stock Based Compensation

During the year ended December 31, 2023, the Company issued 400,000 shares of restricted common stock pursuant to the 2021 Equity Incentive Plan, to an employee of the Company for services rendered in 2021 and 2022 with a fair value of $36,000, based on the closing stock price on the date of issuance.

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

The components of lease expense were as follows:

	For the Years
	Ended
	December 31,
	2023	2022
Right of Use (ROU) Operating lease cost:
Amortization of assets	$25,805	$18,305
Interest on lease liabilities	1,345	2,057
Total net lease cost	$27,150	$20,362

Supplemental balance sheet information related to leases was as follows:

	As of
	December 31,	December 31,
	2023	2022
Operating lease:
ROU Real Estate Asset	$50,825	$50,825
Accumulated amortization	(44,110)	(18,305)
Right of Use, net	$6,715	$32,520

Current portion of lease liabilities	$6,783	$25,940
Noncurrent lease liabilities	-	6,783
Total lease liabilities	$6,783	$32,723

Weighted average remaining lease term:
Operating leases	0.25 years	1.25 years

Weighted average discount rate:
Operating lease	6.40%	6.40%

Note 8. Note Payable

	As of
	December 31, 2023	December 31, 2022
Term note with a bank secured by car, payable in monthly installments of $660, including interest at 3.99% through February 27, 2025. Early repayment is allowed.	$1,254	$10,494

Term note with a bank secured by car, payable in monthly installments of $1,000, including interest at 6.54% through May 26, 2027. Early repayment is allowed.	-	2,000

Term note with a bank secured by car, payable in monthly installments of $939, including interest at 6.79% through October 4, 2030. Early repayment is allowed.	60,983	-

Total long-term debt	62,238	12,494
Less: current portion	(8,580)	(9,630)
Long-term debt net of current portion	$53,658	$2,864

Note 9. Construction Loan

Effective on November 1, 2021, the Company’s wholly–owned subsidiary, Reliant Custom Homes, Inc., entered into an Extension of Real Estate Note and Lien with First United Bank and Trust Co. (“First United”), pursuant to which First United agreed to extend the due date of our $221,000 borrowing facility in connection with the construction loan on our custom home, the construction of which has been completed, from October 28, 2021 to April 28, 2022. Effective on April 26, 2022, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to October 28, 2022, and effective on October 28, 2022, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to April 28, 2023. Effective May 1, 2023, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to October 28, 2023, and effective on October 28, 2023, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to April 28, 2024. Amounts borrowed under the loan bear interest at the rate of 6.25%, which are paid monthly, and are secured by the land on which the Company has built a custom home, and are guaranteed by Reliant Pools, Inc., our wholly-owned subsidiary. As of December 31, 2023, the Company had borrowed $220,309 under the construction loan.

Note 10. Income Taxes

Income tax (benefit) provision for the years ended December 31, 2023 and 2022 are as follows:

	2023		2022
Federal income tax expense(benefit) attributed to:
Federal income tax at statutory rate of 21%	$7,369	21%	$73,188	21%
Deferred income tax (benefits) / expenses:	(5,895)	(17)%	(58,550)	(17)%

Net expense (benefit)	$1,474	4%	$14,638	4%

Significant items comprising our net deferred tax amount for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax attributed
Net operating loss carryforward	$33,850	$92,300
Less: Valuation allowance	(33,850)	(92,300)
Net deferred tax asset	$-	$-

Note 11. Commitments and Contingencies

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

During the year ended December 31, 2023 and 2022, the Company paid Mr. Moats $0 and $15,000, pursuant to the settlement agreement. As of December 31, 2022, no further payments are owed to Mr. Moats pursuant to the settlement agreement.

Note 12. Subsequent events

On March 13, 2024, the Company extended the office space lease from April 1, 2024, through November 30, 2025 for a rental rate of $2,320 per month from April 1, 2024 to March 31, 2025, and $2,400 per month from April 1, 2025, to November 30, 2025.

On March 19, 2024, the Company, through its subsidiary Reliant Custom Homes, entered into a 60 day contract for the sale of the completed custom home for an estimated purchase price of $540,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 On November 14, 2023, the Board of Directors of the Company, consisting solely of Mr. Elijah May, approved the dismissal of PWR CPA, LLP (“PWR”) as the Company’s independent registered public accounting firm, effective November 15, 2023.

PWR’s reports on the Company’s financial statements for the years ended December 31, 2022 and 2021, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

During the years ended December 31, 2022 and 2021, and the subsequent period through November 15, 2023, there were no disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S-K promulgated under the Securities Exchange Act of 1934 (“Regulation S-K”) and the related instructions thereto, with PWR on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWR, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. Also during this same period, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto.

On November 14, 2023, the Board of Directors of the Company approved the appointment of WWC, P.C. (“WWC”) as the Company’s new independent registered public accounting firm for the year ended December 31, 2023, effective upon the dismissal of PWR as the Company’s independent registered public accounting firm.

During the Company’s two most recent fiscal years ended December 31, 2022 and December 31, 2021, and the subsequent interim period through the engagement of WWC, neither the Company nor anyone acting on its behalf consulted with WWC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

Page 46 of 60

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – integrated Framework (2013).

Based on its evaluation, our management has concluded that, as of December 31, 2023, our internal control over financial reporting were not effective.

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

Changes in Internal Control Over Financial Reporting.

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans. During the quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Page 47 of 60

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officer and Director

The following table sets forth the name, age and position of each director and executive officer of the Company. The sole officer and director of the Company is as follows:

Name	Age	Position	Date First Appointed as Officer or Director

Elijah May	46	President, Chief Executive Officer, Chief Operating Officer and Director (sole director)	May 2014

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

Page 48 of 60

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

Page 49 of 60

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

Board of Directors Meetings

During the year ending December 31, 2023, the Board held no formal meetings. The Company has not held an annual meeting since the Company went public in 2017.

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

Page 50 of 60

Compensation Recovery and Clawback Policies

 Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer (if any). The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results. We plan to implement a clawback policy in the future, if required, although we have not yet implemented such policy and are not yet required to.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us, we believe that all required Section 16(a) were timely filed during fiscal 2023.

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

Summary Compensation Table*

Name And Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)#	Option Awards ($)#	All Other Compensation ($)	Total ($)

Elijah May,	2023	115,682	37,500	—	—	—	153,182
CEO, President and COO	2022	217,987	25,000		—	—	242,987

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

Page 51 of 60

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

Outstanding Equity Awards at Fiscal Year-End

The Company: (i) did not grant any stock options to its executive officers or directors during the year ended December 31, 2023; (ii) did not have any outstanding unvested equity awards as of December 31, 2023; and (iii) had no options exercised by its Named Executive Officers in the fiscal year ended December 31, 2023.

Key Man Insurance

The Company does not hold “Key Man” life insurance on any of its officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of April 16, 2024 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 16,785,000 shares outstanding as of April 16, 2024, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 16, 2024, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

Page 52 of 60

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

Page 53 of 60

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as discussed below, or otherwise disclosed above under “Executive Compensation”, there have been no transactions since January 1, 2022, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

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

Page 54 of 60

The Company accrued bonus compensation related to services performed in the construction of the custom home to Michael Chavez, a greater than 10% shareholder of the Company, as a consultant to the Company, in the amount totaling $18,000 and $60,000, for the years ended December 31, 2023 and 2022, respectively. In addition, during the year ended December 31, 2023, the Company paid $50,000 of the accrued bonus compensation to Mr. Chavez. As of December 31, 2023, the Company has accrued a total of $16,000 in accrued bonus compensation.

In addition, during the year ended December 31, 2023, Mr. Chavez contributed $5,825 to the Company to pay for expenses which have been recorded as a shareholder contribution.

The Company accrued $37,500 in commission expenses to its CEO and sole board member, Mr. May, for services performed during the year ended December 31, 2023. As of December 31, 2023, the Company has accrued a total of $37,500 in accrued commission compensation to its CEO.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent public accounting firm is WWC, PC, New York, New York, PCAOB Auditor ID #1171. Previously PWR CPA, LLP (“PWR”) served as our independent public accounting firm for the year ended December 31, 2022.

Our sole director approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Page 55 of 60

Audit Fees

The aggregate fees billed by our independent auditors, PWR and WWC, PC, for professional services rendered for the audit of our annual financial statements, and for the review of quarterly financial statements for the fiscal years ended December 31, 2023 and 2022, respectively, were:

	2023	2022
WWC, Professional Corporation	$22,900	$-
PWR CPA	$26,000	$23,000

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

Page 56 of 60

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

Page 57 of 60

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit		Filed/ Furnished	Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation as amended and restated		S-1	3.1	10/27/2016	333-214274
3.2	Certificate of Designations of Reliant Holdings, Inc., Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Preferred Stock, filed with the Secretary of State of Nevada on June 15, 2021		8-K	3.1	6/17/2021	000-56012
3.3	Amended and Restated Bylaws		S-1	3.2	10/27/2016	333-214274
4.1	Description of Securities of the Registrant		10-K	4.1	4/13/2022	000-56012
10.1	Standard Form of Construction Contract		S-1	10.1	10/27/2016	333-214274
10.2†	Voting Agreement, dated as of November 3, 2017, by and among Michael Chavez and Elijah May		8-K	10.1	11/7/2017	333-214274
10.3	Form of Construction Loan Agreement dated April 28, 2020, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.7	5/19/2020	000-56012
10.4	Form of Promissory Note in the amount of $221,000, dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.8	5/19/2020	000-56012
10.5	Form of Commercial Guaranty dated April 28, 2020, by Reliant Holdings, Inc., in favor of First United Bank and Trust Co.		10-Q	10.9	5/19/2020	000-56012
10.6	Form of Commercial Guaranty dated April 28, 2020, by Reliant Pools, Inc., in favor of First United Bank and Trust Co.		10-Q	10.1	5/19/2020	000-56012
10.7	Form of Construction Deed of Trust Form dated April 28, 2020, by Reliant Custom Homes, Inc. in favor of First United Bank and Trust Co.		10-Q	10.11	5/19/2020	000-56012
10.8	Paycheck Protection Program Promissory Note and Agreement dated May 4, 2020 by and between Wells Fargo Bank N.A. and Reliant Pools, Inc., evidencing the loan of $51,113		10-Q	10.12	5/19/2020	000-56012
10.9†	Lock-Up Agreement dated January 27, 2021, between Reliant Holdings, Inc. and Michael Chavez		10-K	10.9	3/31/2021	000-56012
10.10†	Reliant Holdings, Inc. 2021 Equity Incentive Plan		8-K	10.2	6/17/2021	000-56012
10.11†	Form of 2021 Equity Incentive Plan Option Award Grant Agreement		S-8	4.1	8/3/2021	333-258392
10.12†	Form of 2021 Equity Incentive Plan Restricted Stock Grant Agreement		S-8	4.2	8/3/2021	333-258392

Page 58 of 60

10.13	Extension of Real Estate Note and Lien dated April 26, 2021, by and between Reliant Custom Homes, Inc. and Frist United Bank and Trust Co.		10-Q	10.13	8/16/2021	000-56012
10.14	Extension of Real Estate Note and Lien dated November 1, 2021, by and between Reliant Custom Homes, Inc. and Frist United Bank and Trust Co.		10-K	10.14	4/13/2022	000-56012
10.15	Extension of Real Estate Note and Lien dated April 26, 2022, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.15	5/18/2022	000-56012
10.16	Extension of Real Estate Note and Lien dated October 28, 2022, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-K	10.16	4/10/2023	000-56012
10.17	Extension of Real Estate Note and Lien dated May 1, 2023, by and between Reliant Custom Homes, Inc. and First United Bank and Trust Co.		10-Q	10.17	5/18/2023	000-56012
14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/2016	333-214274
16.1	Letter from PWR CPA, LLP, dated November 15, 2023		8-K	16.1	11/15/2023	000-56012
21.1*	Subsidiaries	☒
23.1*	Consent of WWC, P.C.	☒
23.2*	Consent of PWR CPA	☒
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K included in the Exhibit 101 Inline XBRL Document Set	☒

* Filed herewith.

** Furnished Herewith.

† Exhibit constitutes a management contract or compensatory plan or agreement.

ITEM 16. FORM 10-K SUMMARY

None.

Page 59 of 60

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANT HOLDINGS, INC.

Date: April 17, 2024	By:	/s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal
Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Elijah May	Chief Executive Officer and President (Principal Executive Officer and Principal Financial/ Accounting Officer) and Sole Director	April 17, 2024
Elijah May

Page 60 of 60