Form 10-Q
period 2024-03-31
Reliant Holdings, Inc.
filed 2024-05-20
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2024

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 16,785,000 shares of common stock are issued and outstanding as of May 20, 2024.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	the outcome of strategic transactions;
●	our lack of a significant operating history;
●	the fact that our sole officer and director has control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	trends in and the market for recreational pools and services;
●	lack of insurance policies;
●	dependence on a small number of customers;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	client lawsuits, damages, judgments and settlements required to be paid in connection therewith and the effects thereof on our reputation;
●	health risks, economic slowdowns and rescissions and other negative outcomes caused by pandemics and governmental responses thereto;
●	changes in inflation and interest rates, supply constraints, and possible recessions caused thereby;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included under “Risk Factors” below.

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

Part I – Financial Information

Item 1. Financial Statements

Reliant Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$237,956	$309,377
Accounts receivable	1,000	1,000
House and real estate inventory	457,223	446,427

Total current assets	696,179	756,804

Equipment, net	83,617	90,886
Right-of-use asset	44,486	6,715

Total Assets	$824,282	$854,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$73,618	$58,878
Accrued liabilities - related parties	53,500	53,500
Contract liabilities	71,238	275,251
Construction Loan	220,309	220,309
Current portion of note payable	7,486	8,580
Current portion of right-of-use liability	25,739	6,783

Total current liabilities	451,890	623,301

Long-term note payable, net of current portion	50,898	53,658
Right-of-use liability	18,747	-

Total Liabilities	521,535	676,959

Commitments and Contingencies

Stockholders’ Equity

Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Preferred stock Series A, 1,000 shares authorized, $0.001 par value, 1,000 issued and outstanding as of March 31, 2024 and December 31, 2023	1	1
Common stock, 70,000,000 shares authorized, $0.001 par value, 16,785,000 issued and outstanding as of March 31, 2024 and December 31, 2023	16,785	16,785
Additional paid-in capital	437,989	437,989
Accumulated deficit	(152,028)	(277,329)

Total Stockholders’ Equity	302,747	177,446

Total Liabilities and Stockholders’ Equity	$824,282	$854,405

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months ended
	March 31
	2024	2023

Revenue	$575,758	$795,850
Cost of goods sold	(274,276)	(518,856)
Gross margin	301,482	276,994

Operating expenses
General and administrative	162,878	245,453

Total operating expenses	(162,878)	(245,453)

Income from operations	138,604	31,541

Other income (expense)
Interest income	247	399
Interest expense	(8,057)	(657)

Total other income (expense)	(7,810)	(258)

Income before income taxes	130,794	31,283

Provision for income tax	(5,493)	(1,314)

Net income	$125,301	$29,969

Net income per share - basic and diluted	$0.01	$0.00

Weighted average common shares outstanding	16,785,000	16,583,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2024 and 2023

(unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2022	1,000	$1	16,385,000	$16,385	$396,564	$(310,944)	$102,006

Shares issued for services			400,000	400	35,600	-	36,000

Net income	-	-	-	-	-	29,969	29,969
							-
Balance March 31, 2023	1,000	$1	16,785,000	$16,785	$432,164	$(280,975)	$167,975

Balance December 31, 2023	1,000	$1	16,785,000	$16,785	$437,989	$(277,329)	$177,446

Net income	-	-	-	-	-	125,301	125,301

Balance March 31, 2024	1,000	$1	16,785,000	$16,785	$437,989	$(152,028)	$302,747

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31
	2024	2023
Operating Activities
Net income	$125,301	$29,969
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Stock-based compensation	-	36,000
Depreciation	7,269	3,895
Changes in operating assets and liabilities:
Contract assets	-	23,105
House and real estate inventory	(10,796)	(46,200)
Prepaid and other current assets	-	6,048
Right-of-use asset	6,715	6,297
Contract liabilities	(204,013)	(108,781)
Accounts payable and accrued liabilities	14,740	51,338
Payments on right-of-use liability	(6,783)	-

Net cash provided by (used in) operating activities	(67,567)	1,671

Financing Activities
Proceeds from construction loan	-	29,508
Payments on note payable	(3,854)	(4,405)
Payments on right-of-use liability	-	(6,230)

Net cash provided by (used in) financing activities	(3,854)	18,873

Net change in cash	(71,421)	20,544
Cash - beginning of period	309,377	282,621
Cash - end of period	$237,956	$303,165

Supplemental Disclosures
Interest paid	$8,057	$657
Income taxes paid	$-	$-

Non-cash Disclosures
Purchase of equipment with note payable		$-
Establishment of right-of-use asset	$52,150	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

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

The consolidated financial statements and related disclosures as of March 31, 2024, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 18, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ended December 31, 2024.

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

Backlog

On March 31, 2024, we had approximately $571,138 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2024.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract was material to our consolidated financial statements for the three months ended March 31, 2024 and 2023.

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

Home sale revenues

Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities, include customer deposit liabilities related to homes sold but not yet delivered to buyers, totaled $0 at March 31, 2024 and December 31, 2023, respectively, related to Home and Land revenue. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit.

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

Equipment

Equipment, consisting mainly of a trucks, is stated at cost. The Company depreciates the cost of equipment using the straight- line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. During the three months ended March 31, 2024 and 2023, depreciation expense was $7,269 and $3,895, respectively. The estimated useful lives of the Company vehicles are five years.

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

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our home and real estate inventory for indicators of impairment by property during each reporting period. If indicators of impairment are present for a property, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three months ended March 31, 2024 and 2023, we recorded $0 of impairment charges.

Earnings Per Share

In accordance with accounting guidance now codified as ASC Topic 260, ”Earnings (Loss) per Share,” basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were no dilutive shares outstanding during the three months ended March 31, 2024 and 2023.

Segment Reporting

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company at the consolidated level using information about its revenues, gross profit, income from operations, and other key financial data. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

Note 2. Accounts Receivable

Accounts receivable consisted of the following:

	March 31,	December 31,
	2024	2023
Contract receivables	$1,000	$1,000
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$1,000	$1,000

The Company recognized no bad debt expense during the three months ended March 31, 2024 and 2023, respectively.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	March 31,	December 31,
	2024	2023
Costs on uncompleted contracts	$47,048	$351,583
Estimated earnings	25,333	123,529
	72,381	475,112
Less: Progress billings	143,619	750,364
Contract liabilities, net	$(71,238)	$(275,252)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	March 31, 2024	December 31, 2023
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$-
Billings in excess of costs and estimated earnings on uncompleted contracts	(71,238)	(272,251)
Contract liabilities	$(71,238)	$(272,251)

Note 4. Concentration of Risk

The Company had gross revenue of $575,758 and $795,850, for the three months ended March 31, 2024 and 2023, respectively. There were four customers representing more than 10% of gross revenue for the three months ended March 31, 2024, representing 87% of total revenue.  There were five customers representing more than 10% of gross revenue for the three months ended March 31, 2023, representing 71% of total revenue.

Note 5. Related Party Transactions

The Company accrued bonus compensation related to services performed in the construction of the custom home to Michael Chavez, a greater than 10% shareholder of the Company, as a consultant to the Company, in the amount totaling $0 and $18,000, for the three months ended March 31, 2024 and 2023, respectively. In addition, during the year ended December 31, 2023, the Company paid $50,000 of the accrued bonus compensation to Mr. Chavez. As of March 31, 2024 and December 31, 2023, the Company has accrued a total of $16,000 in accrued bonus compensation.

The Company accrued $37,500 in commission expenses to its CEO and sole board member, Mr. May, for services performed during the year ended December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company has accrued a total of $37,500 in accrued commission compensation to its CEO.

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

There were no common stock transactions during the three months ended March 31, 2024.

Note 7. Leases

The Company leases approximately 1,000 square feet of office space in Austin, Texas. On March 28, 2022, the Company entered into a new lease agreement for the office space, which has a term of 24 months, through March 31, 2024, and a monthly rental cost of $1,515 for the period from April 1, 2022 to March 31, 2023 and $1,560 per month from April 1, 2023 to March 31, 2024, together with costs and expenses of approximately $725 per month for 2022. The real property lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. On March 8, 2024, the Company extended the office lease for a term of 20 months through November 30, 2025. The monthly rental cost for the period from April 1, 2024 to March 31, 2025 is $2,320 and the rental cost for the period from April 1, 2024 to November 30, 2025 is $2,400.

The components of lease expense were as follows:

	For the Three Months
	Ended
	March 31,
	2024	2023
Right of Use (ROU) Operating lease cost:
Amortization of assets	$6,715	$6,297
Interest on lease liabilities	949	490
Total net lease cost	$7,664	$6,787

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2024	2023
Operating lease:
ROU Real Estate Asset	$44,486	$50,825
Accumulated amortization	-	(44,110)
Right of Use, net	$44,486	$6,715

Current portion of lease liabilities	$25,739	$6,783
Noncurrent lease liabilities	18,747	-
Total lease liabilities	$44,486	$6,783

Weighted average remaining lease term:
Operating leases	1.67 years	0.25 years

Weighted average discount rate:
Operating lease	6.40%	6.40%

Note 8. Note Payable

	March 31, 2024	December 31, 2023
Term note with a bank secured by car, payable in monthly installments of $660, including interest at 3.99% through February 27, 2025	-	$1,254

Term note with a bank secured by car, payable in monthly installments of $939, including interest at 6.79% through October 4, 2030	58,384	60,984

Total long-term debt	58,384	62,238
Less: current portion	(7,486)	(8,580)
Long-term debt net of current portion	$50,898	$53,658

Note 9. Construction Loan

Effective on November 1, 2021, the Company’s wholly–owned subsidiary, Reliant Custom Homes, Inc., entered into an Extension of Real Estate Note and Lien with First United Bank and Trust Co. (“First United”), pursuant to which First United agreed to extend the due date of our $221,000 borrowing facility in connection with the construction loan on our custom home, the construction of which has been completed, from October 28, 2021 to April 28, 2022. Effective on April 26, 2022, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to October 28, 2022, and effective on October 28, 2022, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to April 28, 2023. Effective May 1, 2023, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to October 28, 2023, and effective on October 28, 2023, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to April 28, 2024. Effective on April 28, 2024, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to July 28, 2024. Amounts borrowed under the loan bear interest at the rate of 8.75% after the most recent modification, are secured by the land on which the Company has built a custom home, and are guaranteed by Reliant Pools, Inc., our wholly-owned subsidiary. As of March 31, 2024, the Company had borrowed $220,309 under the construction loan. For the three months ended March 31, 2024, the Company paid $7,035 in interest expense on the loan, with no amount accrued as of March 31, 2024.

Note 10. Subsequent events

On May 17, 2024, the Company closed on the sale of its custom home for net expected proceeds of $495,049 after deducting commissions and other fees.

Based upon this review through May 20, 2024, the Company did not identify any other material subsequent events that would have required adjustment or disclosure in the financial statements.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 18, 2024 (the “Annual Report”).

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.
●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2024 and 2023.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
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

Custom Homes

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. and is attempting to expand its operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it has started constructing a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build, of which $186,404 was outstanding as of December 31, 2022 and $220,309 was outstanding as of December 31, 2023, which funds were used for building materials purchases. The loan has been renewed and has been extended through July 28, 2024. On May 17, 2024, the Company closed on the sale of it custom home for net expected proceeds of $495,049 after deducting commissions and other fees.

We currently anticipate building custom homes on a build-to-order basis where we do not begin construction of the home until we have a signed contract with a customer. However, we may in the future also build speculative (“spec”) homes, which would allow us to compete with existing homes available in the market, especially for homebuyers that require a home within a short time frame.

Plan of Operations

We had working capital of $244,289 as of March 31, 2024. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have closed on the sale of our custom home. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Separately, management is exploring, and we may enter into, strategic transactions in the future, as discussed in greater detail below under “Review of Strategic Alternatives”.

Results of Operations

For the Three months Ended March 31, 2024, compared to the Three months Ended March 31, 2023

We had revenue of $575,758 for the three months ended March 31, 2024, compared to revenue of $795,850 for the three months ended March 31, 2023, a decrease of $220,092 or 27.7% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue decreased during the current period due to a decrease in pools completed in the current period resulting from a downturn in the demand for in ground swimming pools after the increasing interest rates and the increasing costs making pools un-affordable for most residents in the Company’s operating area.

We had cost of goods sold of $274,276 for the three months ended March 31, 2024, compared to cost of goods sold of $518,856 for the three months ended March 31, 2023, a decrease of $244,580 or 47.1% from the prior period.

Cost of goods sold decreased mainly due to the reduction in the number of pools being built. The timing of our cost of goods sold is materially impacted based on the overall scope and timing of the projects we are working on. In general, cost of goods sold for the three months ended March 31, 2024, was lower than for the three months ended March 31, 2023, due to a decrease in the number of pools we were building. The expenses making up cost of goods sold for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, were as follows:

Cost of Goods Sold Expense	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023	Increase / (Decrease)	Percentage Change
Cost of decking	$67,248	$63,952	$3,296)	5%
Plaster used in the construction of pools	28,881	65,695	(36,814)	(56)%
Gunite used in the construction of pools	-	30,440	(30,440)	(100)%
Pool equipment used to filter and circulate the water used in our pools	63,378	86,390	(23,012)	(27)%
Masonry, stone and tile installed in and around our pools and coping expenses associated therewith	34,528	56,144	(21,616)	(39)%
Excavation and steel expenses	28,891	44,815	(15,924	(36)%
Other, including labor	51,350	171,420	(120,070)	(70)%
Total	$274,276	$518,856	$(244,580)	(47)%

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

We had a gross margin of $301,482 for the three months ended March 31, 2024, compared to a gross margin of $276,994 for the three months ended March 31, 2023, an increase of $24,488 or 8.8% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 52.4% and 34.8% for the three months ended March 31, 2024, and 2022, respectively. Gross margin as a percentage of revenue increased due to the ability to pass increased costs on to the customers combined with a slight decrease in the average cost of our pools.

We had operating expenses consisting solely of general and administrative expenses of $162,878 for the three months ended March 31, 2024, compared to operating expenses consisting solely of general and administrative expenses of $245,453 for the three months ended March 31, 2023. Operating expenses increased by $82,575 or 33.6% from the prior period.

We had interest income of $247 for the three months ended March 31, 2024, compared to interest income of $399 for the three months ended March 31, 2023. Interest income was in connection with interest generated by funds the Company maintained in its savings account.

We had interest expense of $8,057 for the three months ended March 31, 2024, compared to interest expense of $657 for the three months ended March 31, 2023, due to interest paid in connection with loans for Company vehicles, including a car used by our Chief Executive Officer and amounts outstanding on our construction loan, each as described in greater detail under “Liquidity and Capital Resources” below.

We had a provision of income tax of $5,493 for the three months ended March 31, 2024, compared to $1,314 for the three months ended March 31, 2023, an increase of $4,179 or 318% from the prior period.

We had net income of $125,301 for the three months ended March 31, 2024, compared to net income of $29,969 for the three months ended March 31, 2023, an increase in net income of $95,332 or 318%, mainly due to the $244,580 decrease in cost of goods sold and the $82,575 decrease in general and administrative expenses, offset by the $220,092 decrease in revenues, each as described above.

Liquidity and Capital Resources

We had total assets of $824,282 as of March 31, 2024, consisting of total current assets of $696,179, which included cash of $237,956, accounts receivable of $1,000, and house and real estate inventory of $457,223, and equipment, net of accumulated depreciation, of $83,617 and right-of-use asset of $44,486. Included in real estate inventory as of March 31, 2024 is the value of the land and construction costs incurred to date, which the Company acquired in the third quarter of 2019, and completed the sale on May 17, 2024. Contract assets include estimated earnings in excess of billings on uncompleted contracts. Equipment relates to the vehicle discussed below.

We had total liabilities of $521,535 as of March 31, 2024, which included current liabilities of $451,890, including accounts payable and accrued liabilities of $73,618, accrued liabilities related parties of $53,500, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $71,238, current portion of note payable of $7,486, construction loan of $220,309 and current portion of right-of-use liability of $25,739, and long-term liabilities consisting of a long-term note payable, net of current portion, of $50,898 relating to certain vehicles (discussed below) and $18,747 of right-of-use liability.

The Company accrued bonus compensation related to services performed in the construction of the custom home to Michael Chavez, a greater than 10% shareholder of the Company, as a consultant to the Company, in the amount totaling $0 and $18,000, for the three months ended March 31, 2024 and 2023, respectively. In addition, during the year ended December 31, 2023, the Company paid $50,000 of the accrued bonus compensation to Mr. Chavez. As of March 31, 2024 and December 31, 2023, the Company has accrued a total of $16,000 in accrued bonus compensation.

The Company accrued $37,500 in commission expenses to its Chief Executive Officer and sole board member, Mr. Elijah May, for services performed during the year ended December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company has accrued a total of $37,500 in accrued commission compensation to its CEO.

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

On April 28, 2020, the Company secured a construction loan from First United Bank and Trust Company to be used to develop the land purchased in the third quarter of 2019. The loan bears interest at the rate of 6.25% per annum and is currently due on April 28, 2024. As of March 31, 2024, a total of $220,309 was outstanding on the loan.

We had working capital of $244,289 as of March 31, 2024, compared to working capital of $133,503 as of December 31, 2023.

We had $67,567 of net cash used in operating activities for the three months ended March 31, 2024, as compared to $1,617 of net cash provided by operating activities for the three months ended March 31, 2023. Net cash used in operating activities for the 2024 period was mainly due to $204,013 of contract liabilities offset by $125,301 of net income.  For the 2023 period, net cash provided by operating activities was mainly due to $29,969 of net income, $36,000 of stock based compensation, $23,105 of contract assets, and $51,338 of accounts payable, and accrued liabilities, offset by $108,781 of contract liabilities and $46,200 of house and real estate liability.

We had $3,854 of cash used in financing activities for the three months ended March 31, 2024, which was due to $3,854 of payments on note payable.  We had $18,873 of net cash provided by financing activities for the three months ended March 31, 2023, which was due to $29,508 of proceeds from construction loan offset by $4,405 of payments on note payable and $6,230 of payments on right-of-use liability.

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

In the future, we or our majority stockholders (including Elijah May, our sole officer and director and Michael Chavez, a significant shareholder of the Company), may enter into transactions with parties seeking to merge and/or acquire us and/or our operations. While we have not entered into any definitive binding acquisition agreements with any such parties to date, in the event that we do enter into such a definitive binding transaction or transactions in the future, our majority stockholders will likely change and new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders. As a result, our new majority stockholders may change the composition of our Board of Directors (currently consisting solely of Mr. May) and replace our current management. Any future transaction may also result in a change in our business focus. We have not entered into any definitive acquisition agreements relating to any strategic transaction involving the Company as of the date of this filing and may not enter into such agreements in the future. Any future strategic transaction involving the Company or its operations may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the quotation of our common stock on the OTCQB Market, our officers, directors and majority stockholders, and ultimately the value of our securities.

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

“Note 1. The Company and Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and “Note 1. The Company and Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8, of the 2023 Annual Report, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of March 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 18, 2024, under the heading “Item 1A. Risk Factors”, except as discussed below, and investors should review the risks provided in the Annual Report, and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We may enter into strategic transactions in the future which may result in a material change in our operations and/or a change of control.

The costs and expenses of our public reporting obligations are material, and materially affect our quarterly results of operations and profitability. In the future, we or our majority stockholders (including Elijah May, our sole officer and director and Michael Chavez, a significant shareholder of the Company), may enter into transactions with parties seeking to merge and/or acquire us and/or our operations. While we have not entered into any definitive binding acquisition agreements with any such parties to date, in the event that we do enter into such a definitive binding transaction or transactions in the future, our majority stockholders will likely change and new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders. As a result, our new majority stockholders may change the composition of our Board of Directors (currently consisting solely of Mr. May) and replace our current management. Any future transaction may also result in a change in our business focus. We have not entered into any definitive acquisition agreements relating to any strategic transaction involving the Company as of the date of this filing and may not enter into such agreements in the future. Any future strategic transaction involving the Company or its operations may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the quotation of our common stock on the OTCQB Market, our officers, directors and majority stockholders, and ultimately the value of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2024 and from the period from April 1, 2024 to the filing date of this Report.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1(c) Trading Plans. Our director and executive officer mayfrom time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or mayrepresent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter endedMarch 31, 2024,none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

RELIANT HOLDINGS, INC.

Date: May 20, 2024	By:	/s/ Elijah May
Elijah May
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

