Form 10-Q
period 2024-06-30
Reliant Holdings, Inc.
filed 2024-08-14
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 000-56012

Reliant Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-2200506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8605 Santa Monica Boulevard PMB 36522 Los Angeles, CA	90069
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 213-437-3081

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 16,785,000 shares of common stock are issued and outstanding as of August 14, 2024.

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

Reliant Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$394,667	$309,377
Accounts receivable	500	1,000
House and real estate inventory	-	446,427

Total current assets	395,167	756,804

Equipment, net	76,348	90,886
Right-of-use asset	38,109	6,715

Total Assets	$509,624	$854,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$47,635	$58,878
Accrued liabilities - related parties	68,138	53,500
Contract liabilities	108,206	275,251
Construction Loan	-	220,309
Current portion of note payable	7,650	8,580
Current portion of right-of-use liability	26,394	6,783

Total current liabilities	258,023	623,301

Long-term note payable, net of current portion	48,740	53,658
Right-of-use liability	11,810	-

Total Liabilities	318,573	676,959

Commitments and Contingencies

Stockholders' Equity
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Preferred stock Series A, 1,000 shares authorized, $0.001 par value, 1,000 and 0 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Common stock, 70,000,000 shares authorized, $0.001 par value, 16,785,000 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	16,785	16,785
Additional paid-in capital	437,989	437,989
Accumulated deficit	(263,724)	(277,329)

Total Stockholders' Equity	191,051	177,446

Total Liabilities and Stockholders' Equity	$509,624	$854,405

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended		For the Six Months ended
	June 30		June 30
	2024	2023	2024	2023

Revenue - Pool Sales	$411,177	$380,289	$986,935	$1,176,139
Revenue - Home Sales	540,000	-	540,000	-
Total Revenue	951,177	380,289	1,526,935	1,176,139

Cost of goods sold - Pools	269,622	210,116	543,898	728,972
Cost of goods sold - Homes	451,730	-	451,730	-
Cost of goods sold	721,352	210,116	995,628	728,972

Gross margin	229,825	170,173	531,307	447,167

Operating expenses
General and administrative	343,528	228,448	506,406	473,901

Total operating expenses	(343,528)	(228,448)	(506,406)	(473,901)

Income (loss) from operations	(113,703)	(58,275)	24,901	(26,734)

Other income (expense)
Interest income	247	127	494	526
Interest expense	(3,135)	(3,065)	(11,192)	(3,722)

Total other income (expense)	(2,888)	(2,938)	(10,698)	(3,196)

Income (loss) before income taxes	(116,591)	(61,213)	14,203	(29,930)

Income tax (expense) benefit	4,895	1,314	(598)	-

Net income (loss)	$(111,696)	$(59,899)	$13,605	$(29,930)

Net income (loss) per share - basic and diluted	$(0.01)	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding	16,785,000	16,785,000	16,785,000	16,584,443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
For the three and six months ended June 30, 2024 and 2023
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2023	1,000	$1	16,785,000	$16,785	$437,989	$(277,329)	$177,446

Net income	-	-	-	-	-	125,301	125,301

Balance March 31, 2024	1,000	1	16,785,000	16,785	437,989	(152,028)	302,747

Net income	-	-	-	-	-	(111,696)	(111,696)

Balance June 30, 2024	1,000	$1	16,785,000	$16,785	$437,989	$(263,724)	$191,051

Balance December 31, 2022	1,000	$1	16,385,000	$16,385	$396,564	$(310,944)	$102,006

Shares issued for services			400,000	400	35,600	-	36,000

Net income	-	-	-	-	-	29,969	29,969
							-
Balance March 31, 2023	1,000	1	16,785,000	16,785	432,164	(280,975)	167,975

Net loss	-	-	-	-	-	(59,899)	(59,899)
							-
Balance June 30, 2023	1,000	1	16,785,000	16,785	432,164	(340,874)	108,076

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30
	2024	2023
Operating Activities
Net income (loss)	$13,605	$(29,930)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Stock-based compensation	-	36,000
Depreciation	14,538	7,790
Changes in operating assets and liabilities:
Accounts receivable	500	(3,000)
Contract assets	-	28,890
House and real estate inventory	446,427	(93,127)
Prepaid and other current assets	-	12,096
Right-of-use asset	13,092	12,695
Contract liabilities	(167,045)	(251,423)
Accounts payable and accrued liabilities	(11,243)	(3,754)
Accrued liabilities - related parties	14,638	5,500
Payments on right-of-use liability	(13,065)	-

Net cash provided by (used in) operating activities	311,447	(278,263)

Financing Activities
Proceeds (repayment) from construction loan	(220,309)	29,508
Payments on note payable	(5,848)	(6,834)
Payments on right-of-use liability	-	(12,696)

Net cash provided by (used in) financing activities	(226,157)	9,978

Net change in cash	85,290	(268,285)
Cash - beginning of period	309,377	282,621
Cash - end of period	$394,667	$14,336

Supplemental Disclosures
Interest paid	$11,192	$3,722
Income taxes paid	$2,000	$-

Non-cash Disclosures
Establishment of right-of-use asset	$44,486	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the six months ended June 30, 2024 and 2023

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

On June 13, 2024 Claude Zdanow via Mount Olympus Ventures, Inc (“Mount Olympus”), purchased the 1,000 shares of Series A Preferred Stock from Elijah May directly. As a result of the transaction there was a change in control of the Company. On June 13, 2024, Elijah May, as the Company’s sole director, resigned from his positions as director, Chief Executive Officer, and President of the Company, effective as of June 13, 2024. Claude Zdanow was appointed as a director of the Company by its Board of Directors, holding the positions of President and Chief Executive Officer.

On June 17, 2024, the Company entered into the acquisition of 100% ownership of HLDCO, LLC, a Delaware limited liability company (the “Agreement”). The transaction was by and between the Company and the Members of HLDCO, LLC, which include Mount Olympus Ventures, Inc., Apollo Capital Corp., and M2B Funding Corp. Mount Olympus Ventures, Inc., via the owner Claude Zdanow, has a material relationship with the Company, via his appointment as a director and officer of the Company, and through Mount Olympus Ventures, Inc.’s acquisition of 100% of the Series A Preferred Stock of the Company.

The nature and amount of consideration given or received for the assets was  exactly 3,645 shares of newly designated Series B Preferred Stock, par value $0.001 per share, exactly 6,570 shares of newly designated Series C Preferred Stock, par value, $0.001 per share, and exactly 100 shares of Series D Preferred Stock, par value $0.001 to be given to each of the Members of HLDCO, LLC as described in the Agreement.

On July 18, 2024, the Company filed the designations for the Series B, Series C, and Series D preferred shares pursuant the Agreement. On July 25, 2024, the Board of Directors issued those shares of respective preferred stock to the members of HLDCO, LLC, to complete the acquisition.

Basis of Presentation

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements and related disclosures as of June 30, 2024 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 18, 2024. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ended December 31, 2024.

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

Backlog

On June 30, 2024, we had approximately $352,850 of remaining performance obligations on our construction contracts, which we also refer to as backlog. We expect to recognize our backlog as revenue during 2024.

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

Variable Consideration

Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract was material to our consolidated financial statements for the six months ended June 30, 2024 and 2023.

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

Home sale revenues

Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities, include customer deposit liabilities related to homes sold but not yet delivered to buyers, totaled $0 and $0 at June 30, 2024 and December 31, 2023, respectively, related to Home and Land revenue. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit.

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

Equipment

Equipment, consisting mainly of a trucks, is stated at cost. The Company depreciates the cost of equipment using the straight- line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. During the six months ended June 30, 2024 and 2023, depreciation expense was $14,538 and $7,790, respectively. The estimated useful lives of the Company vehicles are five years.

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

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our home and real estate inventory for indicators of impairment by property during each reporting period. If indicators of impairment are present for a property, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the six months ended June 30, 2024 and 2023, we recorded $0 of impairment charges.

Earnings Per Share

In accordance with accounting guidance now codified as ASC Topic 260, “Earnings (Loss) per Share,” basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were no dilutive shares outstanding during the six months ended June 30, 2024 and 2023.

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

Note 2. Accounts Receivable

Accounts receivable consisted of the following:
	June 30,	December 31,
	2024	2023
Contract receivables	$500	$1,000
Less: Allowance for doubtful accounts	—	—
Accounts receivable, net	$500	$1,000

The Company recognized no bad debt expense during the six months ended June 30, 2024 and 2023, respectively.

Note 3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	June 30,	December 31,
	2024	2023
Costs on uncompleted contracts	$300,473	$351,583
Estimated earnings	161,793	123,529
	462,266	475,112
Less: Progress billings	570,470	750,363
Contract liabilities, net	$(108,206)	$(275,251)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	June 30, 2024	December 31, 2023
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$-
Billings in excess of costs and estimated earnings on uncompleted contracts	(108,206)	(272,251)
Contract liabilities	$(108,206)	$(272,251)

Note 4. Concentration of Risk

The Company had gross revenue from its pool business of $986,935 and $1,176,139, for the six months ended June 30, 2024 and 2023, respectively. There were four customers representing more than 10% of gross revenue for the six months ended June 30, 2024, representing 69% of total revenue.  There were five customers representing more than 10% of gross revenue for the six months ended June 30, 2023, representing 67% of total revenue.

Note 5. Related Party Transactions

The Company accrued bonus compensation related to services performed in the construction of the custom home to Michael Chavez, a greater than 10% shareholder of the Company, as a consultant to the Company, in the amount totaling $0 and $18,000, for the six months ended June 30, 2024 and 2023, respectively. In addition, during the year ended December 31, 2023, the Company paid $50,000 of the accrued bonus compensation to Mr. Chavez. As of June 30, 2024 and December 31, 2023, the Company has accrued a total of $16,000 in accrued bonus compensation.

The Company accrued $37,500 in commission expenses to its Prior CEO and sole board member, Mr. May, for services performed during the year ended December 31, 2023. During the six months ended June 30, 2024, the Company paid Mr. May a Commission of $54,500 upon the final sale of the custom house in addition to repayment of the $37,500 in accrued commission. During the six months ended June 30, 2023, the Company accrued $52,138 in commission for completed pools. As of June 30, 2024 and December 31, 2023, the Company has accrued a total of $52,138 and $37,500 in accrued commission compensation to its Former CEO.

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

On June 13, 2024 Claude Zdanow purchased the 1,000 shares of Series A Preferred Stock from Elijah May directly. As a result of the transaction there was a change in control of the Company.

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

There were no common stock transactions during the six months ended June 30, 2024

Note 7. Leases

The Company leases approximately 1,000 square feet of office space in Austin, Texas. On March 28, 2022, the Company entered into a new lease agreement for the office space, which has a term of 24 months, through March 31, 2024, and a monthly rental cost of $1,515 for the period from April 1, 2022 to March 31, 2023 and $1,560 per month from April 1, 2023 to March 31, 2024, together with costs and expenses of approximately $725 per month for 2022. The real property lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. On March 8, 2024, the company extended the office lease for a term of 20 months through November 30, 2025. The monthly rental cost for the period from April 1, 2024 to March 31, 2025 is $2,320 and for the rental cost for the period from April 1, 2024 to November 30, 2025 is $2,400.

The components of lease expense were as follows:

	For the Six Months
	Ended
	June 30,
	2024	2023
Right of Use (ROU) Operating lease cost:
Amortization of assets	$13,093	$12,695
Interest on lease liabilities	1,627	880
Total net lease cost	$14,720	$13,575

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2024	2023
Operating lease:
ROU Real Estate Asset	$44,486	$50,825
Accumulated amortization	(6,377)	(44,110)
Right of Use, net	$38,109	$6,715

Current portion of lease liabilities	$26,394	$6,783
Noncurrent lease liabilities	11,810	-
Total lease liabilities	$38,204	$6,783

Weighted average remaining lease term:
Operating leases	1.42 years	0.25 years

Weighted average discount rate:
Operating lease	6.40%	6.40%

Note 8. Note Payable

	June 30, 2024	December 31, 2023
Term note with a bank secured by car, payable in monthly installments of $660, including interest at 3.99% through February 27, 2025	$-	$1,254

Term note with a bank secured by car, payable in monthly installments of $939, including interest at 6.79% through October 4, 2030	56,390	60,984

Total long-term debt	56,390	62,238
Less: current portion	(7,650)	(8,580)
Long-term debt net of current portion	$48,740	$53,658

Note 9. Construction Loan

Effective on November 1, 2021, the Company’s wholly–owned subsidiary, Reliant Custom Homes, Inc., entered into an Extension of Real Estate Note and Lien with First United Bank and Trust Co. (“First United”), pursuant to which First United agreed to extend the due date of our $221,000 borrowing facility in connection with the construction loan on our custom home, the construction of which has been completed, from October 28, 2021 to April 28, 2022. Effective on April 26, 2022, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to October 28, 2022, and effective on October 28, 2022, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to April 28, 2023. Effective May 1, 2023, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to October 28, 2023, and effective on October 28, 2023, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to April 28, 2024. Effective on April 28, 2024, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to July 28, 2024. Amounts borrowed under the loan bear interest at the rate of 8.75% after the most recent modification, are secured by the land on which the Company has built a custom home, and are guaranteed by Reliant Pools, Inc., our wholly-owned subsidiary. On May 17, 2024, the Company closed on the sale of the custom home and was able to repay the balance of the construction loan in full along with all interest. As of June 30, 2024, the Company had $0 amounts owed under the construction loan. For the six months ended June 30, 2024, the Company paid $10,048 in interest expense on the loan, with no amount accrued as of June 30, 2024.

Note 10. Subsequent events

On June 17, 2024, the Company entered into the acquisition of 100% ownership of HLDCO, LLC, a Delaware limited liability company (the “Agreement”). The transaction was by and between the Company and the Members of HLDCO, LLC, which include Mount Olympus Ventures, Inc., Apollo Capital Corp., and M2B Funding Corp. Mount Olympus Ventures, Inc., via the owner Claude Zdanow, has a material relationship with the Company, via his appointment as a director and officer of the Company, and through Mount Olympus Ventures, Inc.’s acquisition of 100% of the Series A Preferred Stock of the Company.

The nature and amount of consideration given or received for the assets was  exactly 3,645 shares of newly designated Series B Preferred Stock, par value $0.001 per share, exactly 6,570 shares of newly designated Series C Preferred Stock, par value, $0.001 per share, and exactly 100 shares of Series D Preferred Stock, par value $0.001 to be given to each of the Members of HLDCO, LLC as described in the Agreement.

On July 18, 2024, the Company filed the designations for the Series B, Series C, and Series D preferred shares pursuant the Agreement. On July 25, 2024, the Board of Directors issued those shares of respective preferred stock to the members of HLDCO, LLC, to complete the acquisition

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.
●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
●	Results of Operations. An analysis of our financial results comparing the six months ended June 30, 2024 and 2023.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

Corporate Information

Our principal executive offices are located at 8605 Santa Monica Boulevard, PMB 36522, Los Angeles, CA 90069, and our telephone number is (512) 407-2623.

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

Custom Homes

On October 10, 2018, the Company incorporated a new wholly-owned subsidiary in Texas, Reliant Custom Homes, Inc. and is attempting to expand its operations in the Austin, Texas area as a custom home builder. To date, the Company has engaged a consultant in connection with custom home builder services, and has purchased land located in Lago Vista, Texas, in the Texas Hill Country, outside of Austin, Texas, on which it has started constructing a custom home which it then plans to sell. Current plans are for the custom home to be approximately 2,300 square feet. In April 2020, the Company obtained a construction loan for $221,000 for the construction costs associated with the build, of which $186,404 was outstanding as of December 31, 2022 and $220,309 was outstanding as of December 31, 2023, which funds were used for building materials purchases. The loan has been renewed and has been extended through July 28, 2024. On May 17, 2024, the Company closed on the sale of the custom home for net proceeds of $495,049 after deducting commissions and other fees.

We currently anticipate building custom homes on a build-to-order basis where we do not begin construction of the home until we have a signed contract with a customer. However, we may in the future also build speculative (“spec”) homes, which would allow us to compete with existing homes available in the market, especially for homebuyers that require a home within a short time frame.

We intend on winding down the custom homes business during the 3rd quarter.

Onar

On July 25, 2024, we acquired HLDCO, LLC and its wholly owned subsidiary, Integrum Group, LLC, which is currently undergoing a name change and rebranding (“ONAR”).  ONAR, a leading marketing agency group, brings extensive expertise and a dynamic business model that will help enhance our market value. ONAR provides a host of services specifically focused on middle-market companies that need the flexibility of both specialized and holistic marketing services. ONAR currently operates three wholly owned and highly specialized marketing agencies: Storia, an artificial intelligence-enabled digital performance marketing agency; VMED, a healthcare marketing agency; and Chalk, an experiential marketing agency.

As a network of marketing agencies, ONAR is structured for strategic mergers and acquisitions. Beyond organic growth, ONAR capitalizes on the rising cost of capital and decreasing multiples for marketing agency owners. Agencies acquired by ONAR can leverage our platform and resources to monetize their business better and lower their expenses. Additionally, by leveraging public equities, we offer sellers/partners the chance to secure future liquidity at higher valuations, backed by our extensive experience, making it attractive for them to join the ONAR family.

ONAR’s agencies currently serve B2B and B2C clients across diverse industries, including consumer products, manufacturing, business services, technology, e-commerce, healthcare, and more. The top productized services offered by ONAR agencies include paid digital advertising, search engine optimization, conversion rate optimization, web development, creative, field marketing, and experiential marketing.

Results of operations for ONAR will be reflected in the third quarter.

Plan of Operations

We had working capital of $137,144 as of June 30, 2024. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may, however, require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have closed on the sale of our custom home. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Separately, management is exploring, and we may enter into, strategic transactions in the future, as discussed in greater detail below under “Review of Strategic Alternatives”.

Results of Operations

For the Three Months Ended June 30, 2024, compared to the Three Months Ended June 30, 2023

We had revenue of $951,177 for the three months ended June 30, 2024, compared to revenue of $380,289 for the three months ended June 30, 2023, an increase of $570,888 or 150.1% from the prior period. We recognize revenue based on the percentage that a job is complete rather than upon completion for our Pools business. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue increased to $411,177 during the current period from $380,289 due to an increase in pools completed in the current period. In addition, we have revenues of $540,000 from the sale of our first custom home which closed in the three months ended June 30, 2024. We had no comparable sales in the same period 2023.

We had cost of goods sold of $721,352 for the three months ended June 30, 2024, compared to cost of goods sold of $210,116 for the three months ended June 30, 2023, an increase of $511,236 or 243.3% from the prior period.

Our cost of goods sold related to our pool business increased by $59,506 during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.  For the six months ended June 30, 2024, we had costs of goods sold related to custom homes of $451,730. We had no cost of goods sold related to custom homes for the six months ended June 30, 2023.

Cost of goods sold of our pool business represents our pool construction costs, including raw materials, outsourced labor, installed equipment, tile and coping expenses, excavation costs and permit expenses. We anticipate our cost of goods sold increasing in approximate proportion to increases in revenue and decreasing in approximate proportion to decreases in revenue, moving forward, as our cost of goods sold are factored into the price we charge for our pools and represent the cost of pool construction, the majority of which is not fixed and varies depending on the total number of pools and construction projects we complete during each period and the size and complexity of such projects.

Cost of goods sold of our home business represents our home construction costs, including land, outsourced labor, building materials, paint and finishings, and related closing costs. We do not expect to incur similar costs in the future as we wind down our home business.

We had a gross margin of $229,825 for the three months ended June 30, 2024, compared to a gross margin of $170,173 for the three months ended June 30, 2023, an increase of $59,652 or 35.1% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 24.2% and 44.7% for the three months ended June 30, 2024, and 2023, respectively.  Gross margin for our pool business as a percentage of revenue was 34.4% and 44.7% for the three months ended June 30, 2024, and 2023, respectively

We had operating expenses consisting solely of general and administrative expenses of $343,528 for the three months ended June 30, 2024, compared to operating expenses consisting solely of general and administrative expenses of $228,448 for the three months ended June 30, 2023, representing an increase of $115,080 or 50.4%. This increase was related to commission paid upon closing of the custom home.

For both the three months ended June 30, 2024 and June 30, 2023, we had nominal income from interest.

We had interest expense of $3,135 for the three months ended June 30, 2024, compared to interest expense of $3,065 for the three months ended June, 30 2023, due to interest paid in connection with loans for Company vehicles, including a car used by our Chief Executive Officer and amounts outstanding on our construction loan, each as described in greater detail under “Liquidity and Capital Resources” below.

We had net loss of $111,696 for the three months ended June 30, 2024, compared to a net loss of $59,899 for the three months ended June 30, 2023, an increase in net loss of $51,797 mainly due to increased operating expenses derived from custom home sales.

For the Six Months Ended June 30, 2024, compared to the Six Months Ended June 30, 2023

We had revenue of $1,526,935 for the six months ended June 30, 2024, compared to revenue of $1,176,139 for the six months ended June 30, 2023, an increase of $350,796 or 29.8% from the prior period. We recognize revenue of our pools business based on the percentage that a job is complete rather than upon completion. As such, total revenue recognized for each period may be different than the product of total completed pools during each period multiplied by the average pool contract price of each pool during such period, as the construction of certain pools may have started in one period and ended in another. Revenue decreased to 986,935 during the current period compared to $1,176,139 due to a decrease in pools completed in the current period resulting from a downturn in the demand for in ground swimming pools after the increasing interest rates and the increasing costs making pools un-affordable for most residents in the Company’s operating area. In addition, we have revenues of $540,000 from the sale of our first custom home which closed in the six months ended June 30, 2024. We had no comparable sales in the same period 2023.

We had cost of goods sold of $995,628 for the six months ended June 30, 2024, compared to cost of goods sold of $728,972 for the six months ended June 30, 2023, an increase of $266,656 or 36.6% from the prior period.

Although our cost of goods sold related to our pool business actually decreased by $185,074, we had no cost of goods sold related to custom homes for the six months ended June 30, 2023. For the six months ended June 30, 2024, we had costs of goods sold related to custom homes of $451,730.

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

We had a gross margin of $531,307 for the six months ended June 30, 2024, compared to a gross margin of $447,167 for the six months ended June 30, 2023, an increase of $84,140 or 18.8% from the prior period due to the reasons described above. Gross margin as a percentage of revenue was 34.8% and 38.0% for the six months ended June 30, 2024, and 2023, respectively. Gross margin for our pool business as a percentage of revenue was 34.4% and 44.7% for the three months ended June 30, 2024, and 2023, respectively

We had operating expenses consisting solely of general and administrative expenses of $506,406 for the six months ended June 30, 2024, compared to operating expenses consisting solely of general and administrative expenses of $473,901 for the six months ended June 30, 2023. This was a nominal change in our general and administrative expenses.

For both the six months ended June 30, 2024 and June 30, 2023, we had nominal income from interest.

We had interest expense of $11,192 for the six months ended June 30, 2024, compared to interest expense of $3,722 for the six months ended June, 30 2023, due to interest paid in connection with loans for Company vehicles, including a car used by our Chief Executive Officer and amounts outstanding on our construction loan, each as described in greater detail under “Liquidity and Capital Resources” below.

We had net income of $13,605 for the six months ended June 30, 2024, compared to a net loss of $29,930 for the six months ended June 30, 2023, an increase in net income of $43,535 mainly due to increased revenues derived from custom home sales.

Liquidity and Capital Resources

We had total assets of $509,624 as of June 30, 2024, consisting of total current assets of $395,167, which included cash of $394,667 and accounts receivable of $500. We also had net equipment assets of 76,348 and right-of-use asset of 38,109. Equipment relates to the vehicle discussed below.

We had total liabilities of $318,573 as of June 30, 2024, which included current liabilities of $258,023, including accounts payable and accrued liabilities of $47,635, accrued liabilities related parties of $68,138, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $108,206, current portion of note payable of $7,650, and current portion of right-of-use liability of $26,394, and long-term liabilities consisting of a long-term note payable, net of current portion, of $48,740 relating to certain vehicles (discussed below) and $11,810 of right-of-use liability.

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

On April 28, 2020, the Company secured a construction loan from First United Bank and Trust Company to be used to develop the land purchased in the third quarter of 2019. The loan bears interest at the rate of 6.25% per annum and is currently due on April 28, 2024. On May 17, 2024, the Company closed on the sale of the custom home and was able to repay the balance of the construction loan in full along with all interest. As of June 30, 2024, the Company had $0 amounts owed under the construction loan.

We had working capital of $137,144 as of June 30, 2024, compared to working capital of $133,503 as of December 31, 2023.

We had $311,447 of net cash provided by operating activities for the six months ended June 30, 2024, as compared to $278,263 of net cash used in operating activities for the six months ended June 30, 2023. Net cash provided by operating activities for the 2024 period was mainly due to net income of $13,605 and $446,427 from the sale of house and real estate inventory offset by $167,045 in contract liabilities.  For the 2023 period, net cash used in operating activities was mainly due to a loss of 29,930 and $251,423 in contract liabilities mainly offset by $36,000 in stock based compensation and contract assets of $28,900.

We had $226,157 of cash used in financing activities for the six months ended June 30, 2024, which was due $220,309 in repayment of the construct loan and $5,848 from payments on the notes payable.  We had $9,978 of net cash provided by financing activities for the six months ended June 30, 2023, which was due to $29,508 of proceeds from construction loan offset by 6,834 of payments on note payable and $12,696 of payments on right-of-use liability.

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

Review of Strategic Alternatives

The costs and expenses of our public reporting obligations are material, and materially affect our quarterly results of operations and profitability. As a result, the Company has initiated a formal review process to evaluate strategic alternatives for the Company. Mr. Zdanow, as sole officer and director, is committed to acting in the best interests of the Company, its stockholders and its stakeholders.

In the future, we or our majority stockholders (including Claude Zdanow, our sole officer and director and Michael Chavez, a significant shareholder of the Company), may enter into transactions with parties seeking to merge and/or acquire us and/or our operations. While we have not entered into any definitive binding acquisition agreements with any such parties to date, in the event that we do enter into such a definitive binding transaction or transactions in the future, our majority stockholders will likely change and new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders. As a result, our new majority stockholders may change the composition of our Board of Directors (currently consisting solely of Mr. May) and replace our current management. Any future transaction may also result in a change in our business focus. We have not entered into any definitive acquisition agreements relating to any strategic transaction involving the Company as of the date of this filing and may not enter into such agreements in the future. Any future strategic transaction involving the Company or its operations may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the quotation of our common stock on the OTCQB Market, our officers, directors and majority stockholders, and ultimately the value of our securities.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

The costs and expenses of our public reporting obligations are material, and materially affect our quarterly results of operations and profitability. In the future, we or our majority stockholders (including Claude Zdanow, our sole officer and director and Michael Chavez, a significant shareholder of the Company), may enter into transactions with parties seeking to merge and/or acquire us and/or our operations. While we have not entered into any definitive binding acquisition agreements with any such parties to date, in the event that we do enter into such a definitive binding transaction or transactions in the future, our majority stockholders will likely change and new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders. As a result, our new majority stockholders may change the composition of our Board of Directors (currently consisting solely of Mr. May) and replace our current management. Any future transaction may also result in a change in our business focus. We have not entered into any definitive acquisition agreements relating to any strategic transaction involving the Company as of the date of this filing and may not enter into such agreements in the future. Any future strategic transaction involving the Company or its operations may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the quotation of our common stock on the OTCQB Market, our officers, directors and majority stockholders, and ultimately the value of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2024 and from the period from April 1, 2024 to the filing date of this Report.

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

RELIANT HOLDINGS, INC.

Date: August XX, 2024	By:	/s/ Claude Zdanow
Claude Zdanow
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

