Form 10-Q
period 2024-09-30
Reliant Holdings, Inc.
filed 2024-12-20
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2024

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 16,785,000 shares of common stock are issued and outstanding as of December 20, 2024.

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

RELIANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2024	2023

ASSETS

Current assets:
Cash	$463,424	$1,015
Accounts receivable	131,903	94,597
Prepaid expenses and other current assets	106,433	42,217
Total current assets	701,760	137,829

Other assets:
Property and equipment	112,702	4,575
Intangible Assets - Customer Relationships, net	1,079,163	1,410,600
Goodwill	490,268	-
Software costs	4,317	-
Note receivable, $400,700 and $-0-, due from related party, respectively	530,700	130,000
Right of use asset	38,109	94,697
Due from executive	125,903	-
Total other assets	2,381,162	1,639,872

Total assets	$3,082,922	$1,777,701

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$159,233	$178,257
Accrued expenses	998,232	571,686
Line of credit	223,523	224,954
Deferred revenue	3,000	45,504
Contract liabilities	80,229	-
Lease liability right of use	38,205	94,697
Notes payable	2,166,390	-
Notes payable, related party	540,450	547,000
Accrued expenses, related parties	-	98,372
Due to executive	-	79,368
Total current liabilities	4,209,262	1,839,838

Commitments and contingencies (Note 7)

Stockholders’ Equity*:
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Preferred stock Series A, 1,000 shares authorized, $0.001 par value, 1,000 and 0 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Preferred stock Series B, 10,000 shares authorized, $0.001 par value, 3,545 and 3,545 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4	4
Preferred stock Series C, 6,570 shares authorized, $0.001 par value, 6,570 and 6,570 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7	7
Preferred stock Series D, 100 shares authorized, $0.001 par value, 100 and 100 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Common stock 70,000,000 shares authorized, $0.001 par value., 16,785,000 and 16,385,000 issued and outstanding as of September 30, 2024 and December 31,2023, respectively	16,785	16,785
Additional paid-in capital	725,397	-
Retained earnings (accumulated deficit)	(1,868,534)	(78,934)
Total stockholders’ equity	(1,126,340)	(62,137)

Total liabilities and stockholders’ equity	$3,082,922	$1,777,701

*Preferred stock, Common stock, additional paid-in capital data have been retroactively restated to give effect to the reverse merger completed on July 25, 2024 (Note 2)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RELIANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED DECEMBER 31, 2023
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue - Marketing	$559,806	$668,432	$1,827,644	$2,204,535
Revenue - Pool Sales	338,991	-	338,991	-
Total revenues	898,797	668,432	2,166,635	2,204,535

Cost of revenues	679,891	360,613	1,506,912	1,736,277

Total cost of revenues	679,891	360,613	1,506,912	1,736,277

Gross margin	218,906	307,819	659,723	468,258

Operating expenses:
General and administrative	868,465	409,350	1,409,551	864,266
Depreciation and amortization	114,101	106,177	337,709	318,531
Legal and professional	107,002	21,054	183,374	60,384
Total operating expenses	1,089,568	536,581	1,930,634	1,243,181

Loss from operations	(870,662)	(228,762)	(1,270,911)	(774,923)

Other (income) expense:
Interest expense	153,409	36,300	301,581	56,907
Transaction costs for merger	64,878	30,050	281,525	85,827
Other income	(41,224)	(11,700)	(64,416)	(11,700)
Total other(income) expense	177,063	54,650	518,690	131,034

Income tax	-	-	-	-

Net loss	$(1,047,725)	$(283,412)	$(1,789,601)	$(905,957)

Net loss per share - basic and diluted	$(0.06)	$(0.02)	$(0.11)	$(0.05)

Weighted average common shares outstanding	16,785,000	16,785,000	16,785,000	16,584,443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RELIANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(UNAUDITED)

	Preferred Stock												Members'
	Series A		Series B		Series C		Series C		Common Stock		Additional		Capital
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	of HDLCO	Total

Balance December 31, 2023 - Pre reverse merger	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$-	$(62,137)	$(62,137)

Effect of reverse merger (Note 2)	1,000	1	3,545	4	6,570	7	100	-	16,785,000	16,785	147,712	(78,934)	(62,137)	147,712

Balance December 31, 2023 - Post reverse merger	1,000	1	3,545	4	6,570	7	100	-	16,785,000	16,785	147,712	(78,934)	-	85,575

Contributions by members of HLDCO	-	-	-	-	-	-	-	-	-	-	125,500	-	-	125,500

Distributions to members of HLDCO	-	-	-	-	-	-	-	-	-	-	(214,030)	-	-	(214,030)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(327,498)	-	(327,498)

Balance March 31, 2024	1,000	1	3,545	4	6,570	7	100	-	16,785,000	16,785	59,182	(406,432)	-	(330,453)

Distributions to members of HLDCO	-	-	-	-	-	-	-	-	-	-	(22,367)	-	-	(22,367)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(414,377)	-	(414,377)

Balance June 30, 2024	1,000	1	3,545	4	6,570	7	100	-	16,785,000	16,785	36,815	(820,809)	-	(767,197)

Contributions by members of HLDCO	-	-	-	-	-	-	-	-	-	-	500	-	-	500

Distributions to members of HLDCO	-	-	-	-	-	-	-	-	-	-	(650)	-	-	(650)

Consideration transferred for acquisition of HLDCO	-	-	-	-	-	-	-	-	-	-	688,732	-	-	688,732

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,047,725)	-	(1,047,725)

Balance September 30, 2024	1,000	$1	3,545	$4	6,570	$7	100	$-	16,785,000	$16,785	$725,397	(1,868,534)	$-	$(1,126,340)

Balance December 31, 2022 - Pre reverse merger	-	$-	-	$-	-	$-	-	$-	-	$-	$-	-	$364,424	$364,424

Effect of reverse merger (Note 2)	1,000	1	3,545	4	6,570	7	100	-	16,385,000	16,385	-	348,027	(364,424)	-

Balance December 31, 2022 - Post reverse merger	1,000	1	3,545	4	6,570	7	100	-	16,385,000	16,385	-	348,027	-	364,424

Net income	-	-	-	-	-	-	-	-	-	-	-	(275,720)		(275,720)

Balance March 31, 2023	1,000	1	3,545	4	6,570	7	100	-	16,385,000	16,385	-	72,307	-	88,704

Net loss	-	-	-	-	-	-	-	-	-	-	-	(346,824)		(346,824)

Balance June 30, 2023	1,000	1	3,545	4	6,570	7	100	-	16,385,000	16,385	-	(550,238)	-	(533,841)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(283,412)		(283,412)

Balance September 30, 2023	1,000	$1	3,545	$4	6,570	$7	100	$-	16,385,000	$16,385	$-	(833,650)	$-	$(817,253)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RELIANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(UNAUDITED)

	2024	2023
Operating Activities
Net loss	$(1,789,601)	$(905,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	337,709	318,531
Impairment of related party accounts receivable	405,614	-
Expenses paid by members	-	(46,094)
Changes in operating assets and liabilities:
Accounts receivable	(37,306)	(492,404)
Accounts receivable, related party	(405,614)	-
Prepaid expenses and other current assets	(64,216)	(23,550)
Accounts payable	(32,652)	(83,052)
Accrued expenses	402,030	478,961
Deferred revenue	(42,504)	7,395
Due from executive	(42,586)	-
Customer contracts	(27,977)	-
Net cash provided by (used in) operating activities	(1,297,103)	(746,170)

Investing Activities
Purchase of property and equipment	(38,052)	-
Purchase of intangible assets	(4,317)	(433,262)
Acquisition of Reliant Holdings, Inc., cash received	374,294	-
Note receivable, related party	(400,700)	-
Loan receivable	-	(130,000)
Net cash provided by (used in) financing activities	(68,775)	(563,262)

Financing Activities
Proceeds from issuance of notes payable	2,110,000	-
Repayment of notes payable, related party	(6,550)	-
Repayment of due to shareholder	(598,844)	(2,350)
Advances from shareholder	436,159	-
Proceeds from issuance of notes payable, related party	-	530,000
Repayment of advances from members of Onar	(79,368)	(2,350)
Proceeds from (repayment of) line of credit, net	(1,431)	507
Distributions to members of HLDCO	(237,047)	(10,000)
Contributions from members of HLDCO	126,000	810,000
	1,828,287	1,328,157

Net change in cash	462,409	18,725
Cash - beginning of period	1,015	14,570
Cash - end of period	$463,424	$33,295

Supplemental Disclosures
Interest paid	$73,848	$56,907
Income taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Fair value of shares issued for acquisition of Reliant Holdings, Inc.	$688,732	$-
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Reliant Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the nine months ended September 30, 2024 and 2023

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

On July 25, 2024, the Company acquired HLDCO, LLC (“HLDCO”) and its subsidiary Integrum Group LLC (“Integrum”). Integrum was formed in July 2021 as Delaware entity and is currently headquartered Los Angeles, California. The Integrum specializes in marketing solutions through a network of independent agency brands. Its services span various industries, including performance media, medical industry marketing, and experiential marketing. The Integrum focuses on innovation, integrity, collaboration, and excellence, prioritizing the integration of technology, fostering company growth, and creating a collaborative culture among its brands.

On September 12, 2024, Integrum filed a certificate of amendment to its certificate of formation with the Secretary of State of the State of Delaware pursuant to which it changed its corporate name from Integrum Group LLC to Onar, LLC.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses and has not generated positive cash flows from operations since inception. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include aggressive marketing and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined additional financing, as necessary, will result in improved operations and cash flows in the future. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements and related disclosures as of September 30, 2024 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 18, 2024. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ended December 31, 2024.

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

Revenue Recognition

The Company accounts for revenue in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codifications (“ASC”) 606, ‘Revenue from Contracts with Customers’ (“ASC 606”).

A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of accounting in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the relative standalone selling price. Determining relative standalone selling price and identifying separate performance obligations requires judgment. Contract modifications may occur in the performance of the Company’s contracts. Contracts may be modified to account for changes in the contract specifications, requirements or duration. If a contract modification results in the addition of performance obligations priced at a standalone selling price or if the post-modification services are distinct from the services provided prior to the modification, the modification is accounted for separately. If the modified services are not distinct, they are accounted for as part of the existing contract.

Pool Sale Revenues

Performance Obligations

The Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct.

Performance Obligations Satisfied Over Time

The majority of The Company’s revenue is derived from construction contracts and projects that typically span between 4 to 12 months. The Company’s construction contracts will continue to be recognized over time because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and, therefore, the customer controls the asset as it is being constructed.  Contract costs include labor, material, and indirect costs.

Performance Obligations Satisfied at a Point in Time

Revenue for The Company’s contracts that do not satisfy the criteria for over time recognition is recognized at a point in time. Substantially all of The Company’s revenue recognized at a point in time is for work performed for pool maintenance or repairs. Unlike The Company’s construction contracts that use a cost-to-cost input measure for performance, the pool maintenance or repairs utilize an output measure for performance based on the completion of a unit of work. The typical time frame for completion of these services is less than one month. Upon fulfillment of the performance obligation, the customer is provided an invoice (or equivalent) demonstrating transfer of control or completion of service to the customer. We believe that point in time recognition remains appropriate for these contracts and will continue to recognize revenues upon completion of the performance obligation and issuance of an invoice.

Contract modifications are routine in the performance of The Company’s contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Backlog

On September 30, 2024, we had approximately $426,226 of remaining performance obligations on The Company’s construction contracts, which we also refer to as backlog. We expect to recognize The Company’s backlog as revenue during the next 12 months.

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

Variable Consideration

Transaction price for The Company’s contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of The Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in The Company’s favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract was material to The Company’s consolidated financial statements for the nine months ended September 30, 2024 and 2023.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the consolidated balance sheet. On The Company’s construction contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs prior to revenue recognition, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period.

Advertising Management Services

The Company enters into Master Services Agreement (“MSA”) and Scope of Work (“SOW”) which govern the terms of the Company’s performance obligation for purposes of revenue recognition.

The Company’s performance obligation is a single performance obligation, Advertising Management Services which encompasses the following integrated and interdependent services:

1.

Strategic Consulting: Development of marketing strategies, including competitive analysis, campaign performance evaluations, and recommendations for campaign execution and optimization in the digital space.

2.

Paid Advertising: Execution of digital advertising campaigns leveraging data analytics, machine learning, and artificial intelligence across a range of digital platforms. Ongoing optimization of these campaigns to achieve optimal results for the client is part of the process, as well as iterative creative services to help achieve results. Continuous monitoring and adjustment of the advertising campaigns is achieved through bi-weekly consultations with the client to review performance and implement optimizations.

3.

Web Development: The creation and development of websites, landing pages, ecommerce platforms, and other web assets is often supplemental to the Paid Advertising being executed for clients. This includes optimization of existing web assets with services such as search engine optimization and conversion rate optimization.

4.

Creative Services: The creation or redevelopment of creative assets is another service area offered. Typically, the creative services are limited to Web Development or the execution of creative services needed to support Paid Advertising. In some cases, full brand development and brand strategy work is included in the Creative Services offering.

These services are integrated and interdependent, all contributing to the goal of improving the Client's business performance, revenue, and awareness over time. Revenue is recognized over time as the services are provided and the performance obligation is satisfied, consistent with the ongoing optimization efforts. Amounts recognized but not yet invoiced to the customer are included as ‘contract assets’ within the accompanying consolidated balance sheets.

A monthly retainer is charged for ongoing services. Any additional services outside the agreed-upon scope, such as the inclusion of additional services, are subject to prior written approval and will result in additional fees. Retainers received for future services are classified as ‘deferred revenue’ within the accompanying consolidated balance sheets.

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

The Company grants trade credit, on a non-collateralized basis (with the exception of lien rights against the property in certain cases), to its customers and is subject to potential credit risk related to changes in business and overall economic activity. The Company analyzes specific accounts receivable balances, historical bad debts, customer credit-worthiness, current economic trends, future expected losses, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the event that a customer balance is deemed to be uncollectible, the account balance is written-off against the allowance for doubtful accounts. During the periods ended September 30, 2024 and 2023, the Company recorded bad debt expenses totaling $411,714 and $-0-, respectively. As of September 30, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts was $922,358 and $-0-, respectively, all of which was attributable to affiliated entities (Note 5).

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

Property and Equipment

The Company depreciates the cost of its property and equipment using the straight- line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals improvements are capitalized. During the nine months ended September 30, 2024 and 2023, depreciation expense was $6,272 and $0, respectively. The estimated useful lives of the Company vehicles are five years.

Intangible Assets

Intangible assets are amortized over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Management tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets but at least annually on December 31st.

Impairment Assessment

The Company evaluates intangible assets and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset’s carrying amount may not be recoverable. The recoverability of these assets is measured by comparing the carrying amount of each asset to the future cash flows the asset is expected to generate. If the cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

Earnings Per Share

In accordance with accounting guidance now codified as ASC Topic 260, “Earnings (Loss) per Share,” basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were no dilutive shares outstanding during the nine months ended September 30, 2024 and 2023.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to our condensed consolidated financial statements.

Note 2. Acquisition of HLDCO LLC

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

On July 18, 2024, the Company filed the designations for the Series B, Series C, and Series D preferred shares pursuant the Agreement. On July 25, 2024, the Board of Directors issued those shares of respective preferred stock to the members of HLDCO, LLC, to complete the acquisition (the “Closing).

Management determined that the acquisition of HLDCO was a reverse acquisition as defined within ASC 805, and that HLDCO was the accounting acquirer. The Company determined that HLDCO was the accounting acquirer based on the guidance contained within ASC 805-40. The significant factors that led to the Company’s conclusion were (i) the Mr. Zdanow and the members of HLDCO obtained 98% of the voting interest of  the Company through the preferred shares held by these parties, (ii) at Closing, the remaining Company shareholders held 2% of the voting interest of the Company, (iii) the composition of executive management and the governing body changed such that the sole director and executive officer of HLDCO became the sole director and shareholder of the Company which provided control over the operations of the Company, and (iv) HLDCO was significantly larger than the Company when considering both total assets and operations.  As a result, the Company has applied purchase accounting as of the Closing of the acquisition and reflected the historical financial position and operations of HLDCO as the surviving entity. The assets and liabilities the Company were recognized at fair value as of the Closing and the results of its operations have been included within  the consolidated statements of operations from that date forward with all historical activity reflective of the operations of HLDCO.

The assets acquired and liabilities assumed are recognized provisionally in the accompanying consolidated balance sheets at their estimated fair values as of the acquisition date. The initial accounting for the business combination is not complete as the Company is in the process of obtaining additional information for the valuation of acquired intangible assets and deferred tax liabilities, if any. The provisional amounts are subject to change to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Under U.S. GAAP, the measurement period shall not exceed one year from the acquisition date and the Company will finalize these amounts no later than July 25, 2025. The estimated fair values as of the acquisition date are based on information that existed as of the acquisition date. During the measurement period the Company may adjust provisional amounts recorded for assets acquired and liabilities assumed to reflect new information that the Company has subsequently obtained regarding facts and circumstances that existed as of the acquisition date.

Shares by the Company shareholders post-Closing	16,798,351

stock price on Closing	$0.0410

Fair value transferred for acquisition	$688,732

The Company determined the fair value of the consideration transferred using the fair value based on the number of shares that would have needed to be issued to provide the Company’s shareholders with an equivalent ownership interest in the combined entities post-Closing. The fair value of the Company’s common shares issued as consideration was based on the closing price of the Company’s common stock as of the Closing.

The consideration transferred was allocated to the assets acquired and liabilities assumed on a preliminary basis as of the acquisition date as follows:

Cash	$374,294
Property and equipment	76,347
Right of use asset	38,109
Accounts payable	(13,629)
Accrued expenses	(73,856)
Billings in excess of cost	(108,206)
Notes payable	(56,390)
Operating lease liability	(38,205)
198,464
Goodwill	490,268
Assets and liabilities acquired	$688,732

The goodwill recognized as a result of the acquisition of the Company is attributable primarily to expected synergies and the assembled workforce. None of the goodwill is expected to be deductible for income tax purposes.

The amounts of revenue and loss of Reliant, included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2024 are as follows:

	Three Months	Nine Months
Revenues	$338,991	$338,991
Net loss	$(39,320)	$(39,320)

Consolidated unaudited pro forma information:

The following consolidated pro forma information assumes that the acquisition of HLDCO took place on January 1, 2023, for the statement of operations for the three and nine-month periods ended September 30, 2024 and 2023. These amounts have been estimated after applying the Company’s accounting policies

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$898,797	$1,265,832	$3,693,570	$3,978,074
Net loss	$(1,339,252)	$(317,391)	$(1,843,913)	$(969,866)

Note 3. Contracts in Process

The net asset (liability) position for pool construction contracts in process consisted of the following:

September 30,
2024
Costs on uncompleted contracts	$277,047
Estimated earnings	149,179
Less: Progress billings	506,455
Contract liabilities, net	$(80,229)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

September 30, 2024
Costs and estimated earnings in excess of billings on uncompleted contracts	$-
Billings in excess of costs and estimated earnings on uncompleted contracts	(80,229)
Contract liabilities	$(80,229)

Note 4. Concentrations of Risk

For the nine months ended September 30, 2024 and 2023, the Company had the follow customer concentrations:

	Revenues
Customer	2024	2023
Customer A	18%	14%
Customer B	*	22%
Customer C (related party)	11%	*
Customer D (related party)	11%	11%
Customer E	12%	*
* = Less than 10%

As of December 31, 2023, one customer accounted for 28% of total accounts receivable. As of September 30, 2024, one customer accounted for 12% of total accounts receivable. Neither of these customers had more than 10% of total revenue during the periods ended September 30, 2024 and 2023.

Note 5. Related Party Transactions

Executive Expense Reimbursements

During the nine months ended September 30, 2024 and 2023, the Company recognized expense reimbursements in the form of informal, undocumented due on demand advances to the Company made by its CEO using his personal finances. This includes cash infusions as well as being expenses on behalf of the Company.

The Company repaid these advances as funds were available and in some instances remitted amounts in excess of the advances made which were applied to future expenses of the Company. The following tables detail the cash loaned, direct expenses paid and cash repayments made by the Company during the nine months ended September 30, 2024 and 2023.

Nine months ended September 30, 2023
Cash Advances	Directly Paid Expenses	Expense Reimbursements	Cash Repayments
$730,438	$841	$-	$(694,856)

Nine months ended September 30, 2024
Cash Advances	Directly Paid Expenses	Expense Reimbursements	Cash Repayments
$436,159	$-	$271,316	$(598,844)

As of September 30, 2024, $125,903 was due from the Company’s CEO and is reflected in ‘Due from executive’ in the accompanying consolidated balance sheets. As of December 31, 2023, $79,368, was due to the Company’s CEO and is reflected in ‘Due to executive’ in the accompanying consolidated balance sheets.

Revenues and Other Receivable

During the nine months ended September 30, 2024 and 2023, the Company recognized revenues of approximately $470,000 and $433,000 from entities which share common management. During the nine months ended September 30, 2024, the Company recognized an impairment related to the amounts owing from these affiliated entities in the amount of $405,614 due to the deterioration of the affiliates’ financial position.  As of September 30, 2024, the total amount due from these affiliates was $922,358 which includes amounts earned in the previous year and all of which has been impaired as of September 30, 2024.

Note receivable

The Company has a note receivable with an entity controlled by the Company’s CEO in the amount of $400,700. This note receivable does not bear or accrue interest, is unsecured and due on demand.

Notes Payable

The Company has 4 notes payable due to a related party as described in Note 8. As of September 30, 2024 and December 31, 2023, accrued interest due under these notes was $-0- for both periods.

Note 6. Equity

Series A Preferred Stock

The Series A Preferred Stock (Series A Stock) consists of 1,000 shares.  Each share of Series A Preferred Stock is redeemable, at the sole and complete option of the Company and then only with the consent of a majority of the holders of the Series A Preferred Stock for $1.00 per share. For so long as any shares of the Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote. For example, if there are 10,000 shares of the Company’s common stock issued and outstanding at the time of a shareholder vote, the holders of the Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,400 shares, out of a total number of 20,400 shares voting. For the sake of clarity and in an abundance of caution, the total voting shares outstanding at the time of any and all shareholder votes (i.e., the total shares eligible to vote on any and all shareholder matters) shall be deemed to include (a) the total Common Stock shares outstanding; (b) the voting rights applicable to any outstanding shares of preferred stock, other than the Series A Preferred Stock, if any; and (c) the voting rights attributable to the Series A Preferred Stock, as described herein, whether such Series A Preferred Stock shares are voted or not.

On June 13, 2024 Claude Zdanow purchased the 1,000 shares of Series A Preferred Stock from Elijah May directly. As a result of the transaction there was a change in control of the Company as further described in Note 2.

Series B Preferred Stock

The Series B Preferred Stock (Series B Stock) consists of 10,000 shares having a “Face Value” of $1,000 per share. Each share of Series B Preferred Stock converts into common stock at a conversion price equal to 90% of the Volume Weighted Average Price of the Company’s common stock for the 10 days prior to any conversion.  In addition, holders of the Series B Preferred Stock shall receive a quarterly dividend equal to 2% of the total value of the Series B Preferred Stock, on a pro rata basis, issued and outstanding determined by multiplying the number of shares of Series B Preferred Stock times the Face Value.  Dividends may be paid in cash, common stock or Series B Preferred Stock at that discretion of the holder. The Series B Preferred Stock also have preference in liquidation to all other classes unless  otherwise waived by the Holders.  The Series B Preferred Stock have no voting rights. Additional rights and obligations are described in the exhibit attached hereto.

Series C Preferred Stock

The Series B Preferred Stock (Series B Stock) consists of 10,000 shares having a “Face Value” of $1,000 per share. Each share of Series B Preferred Stock converts into common stock at a conversion price equal to 90% of the Volume Weighted Average Price of the Company’s common stock for the 10 days prior to any conversion.  In addition, holders of the Series B Preferred Stock shall receive a quarterly dividend equal to 2% of the total value of the Series B Preferred Stock, on a pro rata basis, issued and outstanding determined by multiplying the number of shares of Series B Preferred Stock times the Face Value.  Dividends may be paid in cash, common stock or Series B Preferred Stock at that discretion of the holder. The Series B Preferred Stock also have preference in liquidation to all other classes unless  otherwise waived by the Holders.  The Series B Preferred Stock have no voting rights. Additional rights and obligations are described in the exhibit attached hereto.

The Series C Preferred Stock (Series C Stock) consists of 6,570 shares, having a “Face Value” of $1,000 per share.  Each share of Series C Preferred Stock converts into common stock at a conversion rate equal to 33,334 shares of common stock per share of Series B Preferred Stock.  However, in the event of a Liquidation Event(1) the Series C Preferred Stock shall, in total, convert into exactly 51% of the sum of a) all Common Stock issued and outstanding; plus b) all the aggregate of all shares of Common Stock that would be issued upon the exercise of warrants or options, conversion of any convertible promissory notes, conversion of all other preferred shares, and any other instruments having vested rights to convert into Common Stock; plus c) the total of aggregate of all Series C Preferred Stock such that all Holders of Series C Preferred Stock shall hold exactly fifty-two percent (52%) of all issued and outstanding Common Stock, on a pro-rata basis, subject to the liquidation, merger, dissolution, winding up, or acquisition on a fully diluted basis.  The Series C Preferred Stock shall be paid no dividends and have no voting rights. Additional rights and obligations are described in the exhibit attached hereto.

Series D Preferred Stock

The Series D Preferred Stock (Series D Stock) consists 100 shares having a “Face Value” of $1,000 per share.  Each share of Series D Preferred Stock shall automatically convert into 750,000 shares of common stock, effective at such time that the Company has taken such steps to increase the authorized number of shares of common stock sufficient to honor the conversion of all shares of Series D Preferred Stock. Each share of Series D Preferred Stock shall have voting rights equal to 750,000 votes per share. Additional rights and obligations are described in the exhibit attached hereto.

Common Shares

The Company is authorized to issue 70,000,000 shares authorized, $0.001 par value. Each share of common stock is entitled to one vote on matters submitted to the shareholders for approval.

Note 7. Commitments and Contingencies

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

On June 9, 2023, HLDCO entered into a lease arrangement with a third party for apartment space in Los Angeles, California, for the Company’s Chief Executive Officer. This lease requires monthly minimum payments of $12,650. The Company determined this lease represented an operating type lease at inception and recognized right-of-use asset and related lease liability of approximately $179,000.

Initially, the Company measured the right of use asset and liability associated with this lease using the following inputs:

Remaining lease term (“in years”)	1.33
Discount rate	18.00%

The Company records rent on straight-line basis over the terms of the underlying lease. Estimated future minimum lease payments under the lease as of December 31, 2023 are as follows:

Year Ending December 31, 2024	Amount
$113,850
Total remaining lease payments	113,850
Less: imputed interest	19,153
Present value of remaining lease payments	$94,697

After netting off with $45,580 sublease rental income, rent expense for the nine months ended September 30, 2024 and 2023 was approximately $68,000 and $68,000 respectively, and was included in “general and administrative” expenses in the accompanying consolidated statements of operations. The Company paid approximately $68,000 and $68,000 respectively, in lease payments during the nine months ended September 30, 2024 and 2023 and are included in the Company’s operating cash flows for both periods. This lease expired on September 30, 2024 and was not renewed.

Payroll tax liabilities

For the year ended December 31, 2023, the Company did not remit federal income tax, social security, Medicare or local and state income taxes which were withheld from the Company’s employees payroll. The Company has estimated and accrued fines and penalties associated with the amounts which have not been remitted and includes this amounts in accrued expenses in the accompanying consolidated balance sheets.  As of September 30, 2024 and December 31, 2023, the balance due was $462,267.

Note 8. Debt

Notes payable

	September 30, 2024	December 31, 2023
Promissory note due to a related party matured on March 31, 2024, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets.	$-	$400,000
Promissory note due to a related party maturing on December 20, 2024, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets.	164,450	130,000
Promissory note due to a related party matured on November 21, 2023, requiring interest only payments monthly, bearing interest at 12% per annum and secured by all HLDCO’s assets. This note was past due as of December 31, 2023 and was repaid during 2024.	-	17,000
Promissory note due to a related party maturing on August 16, 2025, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets.	105,000	-
Promissory note due to a related party maturing on September 27, 2024, requiring interest only payments monthly, bearing interest at 12% per annum and secured by all HLDCO’s assets. This note was past due as of September 30, 2024.	61,000	-
Promissory note due to a related party maturing on November 10, 2024, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets. This note became past due subsequent to September 30, 2024.	210,000	-
Promissory notes issued between March 2024 and July 2024 due one year from issuance, requiring interest only payments monthly, bearing interest at 18% per annum and are unsecured. These notes mature March 2025 through July 2025.	2,110,000	-
Term note with a bank secured by car, payable in monthly installments of $939, including interest at 6.79% through October 4, 2030	56,390	-
Total notes payable	2,706,840	547,000

Construction Loan

Effective on November 1, 2021, the Company’s wholly–owned subsidiary, Reliant Custom Homes, Inc., entered into an Extension of Real Estate Note and Lien with First United Bank and Trust Co. (“First United”), pursuant to which First United agreed to extend the due date of our $221,000 borrowing facility in connection with the construction loan on our custom home, the construction of which has been completed. Effective on April 28, 2024, Reliant Custom Homes, Inc., entered into another Extension of Real Estate Note and Lien with First United pursuant to which First United agreed to extend the due date to July 28, 2024. Amounts borrowed under the loan bear interest at the rate of 8.75% after the most recent modification, are secured by the land on which the Company has built a custom home, and are guaranteed by Reliant Pools, Inc., the Company’s wholly-owned subsidiary. On May 17, 2024, the Company closed on the sale of the custom home and repaid the outstanding balance of the construction loan in full along with all interest.

Line of Credit

On July 28, 2022, The Company entered into a $225,000 line of credit agreement with a financial institution. The line of credit matures on July 28, 2024, has an interest rate of 10% per annum and requires monthly interest only payments with all principal and accrued interest due at maturity. As of September 30, 2024, and December 31, 2023, the outstanding principal totaled approximately $224,000 and $225,000, respectively.

Note 9. Intangible assets

The Company’s intangible assets as of September 30, 2024 are summarized as follows:

		Historical	Accumulated
Type	Useful Life	Cost	Amortization	Net
Customer relationships	5 years	$2,209,588	$1,130,425	$1,079,163

The Company’s intangible assets as of December 31, 2023, are summarized as follows:

		Historical	Accumulated
Type	Useful Life	Cost	Amortization	Net
Customer relationships	5 years	$2,209,588	$798,988	$1,410,600

Future amortization of the Company’s intangible assets as of December 31, 2023 are as follows:

December 31,	Amount
2024	$441,918
2025	441,918
2026	356,775
2027	152,780
2028	17,209
$1,410,600

Note 10. Loan Receivable

On June 20, 2023, the Company entered into a promissory note with an independent contractor engaged by the Company. The note is due on December 20, 2024 and bears interest at 36% per annum. Any outstanding principal and accrued interest is due on the maturity date. The contractor also has the right to, in lieu of cash payments, provide future services to the Company in reduction of principal or interest.

Note 11. Segments

As a result of the HLDCO acquisition, the Company determined that there are two reportable segments. These segments have different strategic and economic goals and are managed separately because they require different technology and marketing strategies.

Reportable Segment	Description
Pools	Providing the installation and maintenance of residual pools within the Dallas/Fort Worth Metroplex in Texas, United States.
Advertising and Marketing	Providing a single source for all digital advertising, experiential marketing and brand development strategies.

The Company’s chief executive officer is the chief operating decision maker and reviews the internal management reports for each segment at least quarterly. During the nine months ended September 30, 2024, there were no significant inter-company revenues or expenses. The chief operating decision maker assesses performance for each segment and decides how to allocate resources based on segment operating losses that also is reported on the consolidated statement of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

Information regarding each reportable segment for the nine months ended September 30, 2024, is as follows:

	Pool Services	Advertising and Marketing	Total
Revenue	$338,991	$1,827,644	$2,166,635
Cost of revenues	273,953	1,232,959	1,506,912
General and administrative	105,061	1,304,490	1,409,551
Depreciation and amortization	-	337,709	337,709
Legal and professional	-	183,374	183,374

Segment operating loss	$(40,023)	$(1,230,888)	$(1,270,911)

Note 12. Subsequent events

The Company has assessed all events from September 30, 2024 through December 20, 2024, which is the date that these unaudited consolidated financial statements are available to be issued, there are not any material subsequent events that require disclosure in these unaudited consolidated financial statements.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.
●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
●	Results of Operations. An analysis of our financial results comparing the nine months ended September 30, 2024 and 2023.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

Corporate Information

Our principal executive offices are located at 8605 Santa Monica Boulevard, PMB 36522, Los Angeles, CA 90069, and our telephone number is (213) 437-3081.

Summary Description of Business Operations

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

Plan of Operations

We had working capital deficit of $3.5 million as of September 30, 2024. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise. We plan to raise additional required funding through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, the Company may be unable to continue to operate and may need to wind down operations.

Results of Operations

For the Three Months Ended September 30, 2024, compared to the Three Months Ended September 30, 2023

We had revenue of $898,797 for the three months ended September 30, 2024, compared to revenue of $668,432 for the three months ended September 30, 2023, an increase of $230,365 or 34% from the prior period. The increase in revenues was primarily due to drive by the acquisition of Reliant Holdings and its related pool business.

We had cost of goods sold of $679,891 for the three months ended September 30, 2024, compared to cost of goods sold of $360,613 for the three months ended September 30, 2023, an increase of $319,278 or 89% from the prior period. This increase is primarily due to the acquisition of Reliant Holdings during the period.

We had operating expenses of $1.1 million for the three months ended September 30, 2024, compared to operating expenses of $536,581 for the three months ended September 30, 2023, representing an increase of $552,987 or 103%. This increase was related to costs of compliance related to our acquisition of Reliant Holdings and the impairment of certain accounts receivable due from affiliated entities whose financial condition deteriorated during the period which resulted in collection of the balance being in doubt.

For both the three months ended September 30, 2024 and September 30, 2023, we had nominal income from interest.

We had interest expense of $153,409 for the three months ended September 30, 2024, compared to interest expense of $36,300 for the three months ended September 30, 2023, due to interest costs in connection with new loans during 2024 to fund operations as described in greater detail under “Liquidity and Capital Resources” below.

For the Nine months Ended September 30, 2024, compared to the Nine months Ended September 30, 2023

We had revenue of $2.2 million for the nine months ended September 30, 2024, compared to revenue of $2.2 million for the nine months ended September 30, 2023, a decrease of $37,900 or 2% from the prior period. Our revenues from our marketing business declined during the period, which was offset by the acquisition of Reliant Holdings during the third quarter of 2024. Declines in our core marketing business were the result of select clients no longer being serviced by the Company in favor of seeking more profitable clients.

We had cost of goods sold of $1.5 million for the nine months ended September 30, 2024, compared to cost of goods sold of $1.7 million for the nine months ended September 30, 2023, a decrease of $229,365 or 13% from the prior period. The decline was largely the result of decreases in workflow during the period and corresponds to the decrease in revenue.

We had operating expenses of $1.9 million for the nine months ended September 30, 2024, compared to operating expenses of $1.2 million for the nine months ended September 30, 2023. The increase was the result of management’s continued efforts to reduce overhead through the strategic reduction of costs during the period but was offset by the impairment of certain accounts receivable due from affiliated entities whose financial condition deteriorated during the period which resulted in collection of the balance being in doubt.

We had interest expense of $301,581 for the nine months ended September 30, 2024, compared to interest expense of $56,907 for the nine months ended September 30, 2023, due to interest costs in connection with new loans during 2024 to fund operations as described in greater detail under “Liquidity and Capital Resources” below.

We had merger and transaction related expenses of $281,525 for the nine months ended September 30, 2024 and compared to $85,827 for the nine months ended September 30, 2023. This increase is the result of additional costs incurred for the acquisition of Reliant Holdings during the period as well as the investigation of other potential acquisitions none of which resulted in any binding commitments.

Liquidity and Capital Resources

We had total assets of $3.1 as of September 30, 2024, consisting of total current assets of $701,760, which included cash of $463,424, and accounts receivable of $131,903.

We had total and current liabilities of $4.2 as of September 30, 2024, including accounts payable of $159,233 and accrued expenses of $998,232, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $80,229, and notes payable maturing within one year of $2.7.

We had a working capital deficit of $3.5 as of September 30, 2024, compared to a working capital deficit of $1.7 as of December 31, 2023.

We had $1.3 million of net cash used in operating activities for the nine months ended September 30, 2024, as compared to $746,171 of net cash used in operating activities for the nine months ended September 30, 2023. Net cash used in operating activities for the 2024 period was mainly due to our net loss for the period.  For the 2023 period, net cash used in operating activities was mainly due to a net loss for the period.

We had $68,775 of cash used in investing activities for the nine months ended September 30, 2024, primarily driven by our acquisition of Reliant Holdings, Inc.  We had $563,262 of net cash used in investing activities for the nine months ended September 30, 2023, which was due primarily by a loan made to a non-executive employee of the Company and the acquisition of intangible assets during the period

We had $1.8 million of cash provided by financing activities for the nine months ended September 30, 2024, primarily driven by the issuance of new debt instruments offset by repayments of previous balances and the repayment of advances form related parties and shareholders.  We had $1.3 of net cash provided by financing activities for the nine months ended September 30, 2023, which was driven primarily by the issuance of debt instruments to related parties and contributions from members

We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders. Additional financing may not be available on favorable terms, if at all.

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

In the future, we or our majority stockholders (including Claude Zdanow, our sole officer and director and Michael Chavez, a significant shareholder of the Company), may enter into transactions with parties seeking to merge and/or acquire us and/or our operations. While we have not entered into any definitive binding acquisition agreements with any such parties to date, in the event that we do enter into such a definitive binding transaction or transactions in the future, our majority stockholders will likely change and new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders. As a result, our new majority stockholders may change the composition of our Board of Directors (currently consisting solely of Mr. Zdanow) and replace our current management. Any future transaction may also result in a change in our business focus. We have not entered into any definitive acquisition agreements relating to any strategic transaction involving the Company as of the date of this filing and may not enter into such agreements in the future. Any future strategic transaction involving the Company or its operations may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the quotation of our common stock on the OTCQB Market, our officers, directors and majority stockholders, and ultimately the value of our securities.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of September 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

The costs and expenses of our public reporting obligations are material, and materially affect our quarterly results of operations and profitability. In the future, we or our majority stockholders (including Claude Zdanow, our sole officer and director and Michael Chavez, a significant shareholder of the Company), may enter into transactions with parties seeking to merge and/or acquire us and/or our operations. While we have not entered into any definitive binding acquisition agreements with any such parties to date, in the event that we do enter into such a definitive binding transaction or transactions in the future, our majority stockholders will likely change and new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders. As a result, our new majority stockholders may change the composition of our Board of Directors (currently consisting solely of Mr. Zdanow) and replace our current management. Any future transaction may also result in a change in our business focus. We have not entered into any definitive acquisition agreements relating to any strategic transaction involving the Company as of the date of this filing and may not enter into such agreements in the future. Any future strategic transaction involving the Company or its operations may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the quotation of our common stock on the OTCQB Market, our officers, directors and majority stockholders, and ultimately the value of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2024 and from the period from October 1, 2024 to the filing date of this Report.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1(c) Trading Plans. Our director and executive officer mayfrom time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or mayrepresent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

RELIANT HOLDINGS, INC.

Date: December 20, 2024	By:	/s/ Claude Zdanow
Claude Zdanow
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial/Accounting Officer)

