Form 10-K
period 2024-12-31
Onar Holding Corp
filed 2025-04-15
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to______________

Commission File Number: 000-56012

ONAR Holding Corporation
(Exact name of registrant as specified in its charter)

Nevada	47-2200506
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8605 Santa Monica Boulevard, PMB 36522, Los Angeles, CA	90069
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 437-3081

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

As of April 8, 2025, there were 111,002,035 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

·	unfavorable economic conditions;
·	changes in client demand;
·	our ability to maintain our existing clients;
·	our ability to develop new product offerings;
·	Our ability to deploy AI in our business and the development of AI by our competitors;
·	seasonal fluctuations in marketing, research, communications and advertising activity;
·	the impact of future strategic transactions;
·	our lack of a significant operating history;
·	the need for additional funding, our ability to raise such funding, and the ultimate terms thereof;
·	the level of competition in the industries in which compete;
·	the security of our computer systems and our ability to securely store client data;
·	the loss of key personnel or failure to attract, integrate and retain additional personnel;
·	fluctuations in our operating results;
·	corporate governance risks;
·	the impacts of global epidemics, pandemics and similar health issues;
·	risks relating to our legacy swimming pool and home construction business;
·	material weaknesses in our internal controls;
·	dilution to existing stockholders caused by the issuance of additional shares of our common stock;
·	the lack of a significant market for our common stock, and the volatile nature thereof;
·	our failure to pay cash dividends;
·	the status of our common stock as a “penny stock”;
·	lack of liquidity in the market for our stock;
·	our blank check preferred stock and ability to issue significant shares of common stock;
·	costs and expenses associated with being a public company; and
·	other risk factors included under “Risk Factors” below.
·	unfavorable economic conditions;
·	changes in client demand;

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “ONAR”, “ONAR Holding” and “ONAR Holding Corporation” refer specifically to ONAR Holding Corporation and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Report only:

·	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
·	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
·	“Securities Act” refers to the Securities Act of 1933, as amended.

Organizational History

ONAR Holding Corporation (the “Company”) was formed as a Nevada corporation under the name Reliant Holdings, Inc. on May 19, 2014. On May 23, 2014, Reliant Holdings, Inc., along with Reliant Pools, Inc., formerly Reliant Pools, G.P., which was formed in September 2013 (“Reliant Pools”) and the shareholders of Reliant Pools, entered into an Agreement for the Exchange of common stock whereby Reliant Pools, Inc. became a wholly-owned subsidiary of Reliant Holdings, Inc. Reliant Holdings, Inc. designs, and installs swimming pools.

On July 25, 2024, the Company acquired HLDCO, LLC (“HLDCO”) and its subsidiary Integrum Group LLC (“Integrum”) through a reverse merger where the shareholders of HLDCO entered into an Agreement to Contribute the membership interests of HLDCO to the Company in return for common stock of the Company, whereby HLDCO became a wholly-owned subsidiary of Reliant Holdings Inc. Integrum was formed in July 2021 as a Delaware entity and is currently headquartered in Los Angeles, California. Integrum specializes in marketing solutions through a technology-enabled independent marketing agency brand network. Its services span various industries, including performance digital marketing, healthcare industry marketing, and experiential marketing.

On August 23, 2024, the Company filed with the Secretary of State for Nevada a Certificate of Amendment to the Articles of Incorporation, changing its name to ONAR Holding Corporation.

On September 12, 2024, Integrum filed a certificate of amendment to its certificate of formation with the Delaware Secretary of State, pursuant to which it changed its corporate name from Integrum Group, LLC to ONAR, LLC.

On September 17, 2024, the Company filed a Certificate of Cancelation of Limited Liability Company for HLDCO with the Secretary of State of Delaware to dissolve HLDCO, leaving ONAR, LLC as the Company's wholly owned subsidiary.

Organizational Structure

The following chart reflects our current organization structure, including our wholly owned subsidiaries.

Description of Business Operations:

ONAR is a leading marketing technology company and agency network, built to drive innovation and strategic growth for growth-stage and middle-market companies. It delivers scalable solutions and strategic partnerships for ambitious companies, connecting market expertise with cutting-edge technologies to optimize marketing efficiency and drive sustainable growth. Led by a team of seasoned executives, our portfolio companies, spanning multiple industries, are unified under a single purpose: to deliver exceptional value and achieve superior business outcomes for our clients and stakeholders.

Since its inception, ONAR’s standing continues to strengthen as partners and clients recognize our portfolio companies’ performance—leading to accelerated growth trajectories—and as we work to strategically expand our capabilities and market reach. Throughout our development, we have maintained a collaborative ethos that is fundamental to its structure. We believe our ability to leverage a technology-first approach, proprietary artificial intelligence (“AI”), data, middle market focus, and synergies across our diverse holdings gives us a competitive advantage relative to traditional agency holding company models. While ONAR prioritizes growth, we believe we will soon establish the necessary scale, scope, and agility to navigate global market dynamics effectively. Our track record and focus on strategic acquisitions will soon show evidence that our diversified, technology-focused, and integrated approach resonates with our partners and stakeholders.

ONAR offers a broad spectrum of capabilities across key sectors: Technology & Innovation, Performance Digital Marketing, Healthcare Marketing, and Experiential Marketing. Our global team allows us to pursue significant market opportunities, including acquiring new businesses in developing and key established markets. ONAR operates in highly competitive and evolving industries, but we believe we possess a distinct advantage through our strategic diversification, global workforce, operational agility, and technology-first approach. Our commitment to technological advancement, artificial intelligence (AI), and data-driven decision-making also enables us to optimize performance and identify emerging opportunities. ONAR provides a suite of services and solutions designed to meet the evolving needs of our partners and stakeholders, as well as actively pursuing technology-driven innovations.

Through strategic investments and internal development, ONAR is investing in the future of industry, with a focus on leveraging artificial intelligence (AI) for operational optimization, data analytics for strategic insights, and advanced technologies for sustainable development. This is a core component of our long-term strategic vision.

ONAR has grown and will continue to grow through a combination of strategic acquisitions and organic expansion. Beginning with a focused portfolio in its initial phase, ONAR strategically acquired and developed companies in high-growth sectors. Between its founding and 2024, we acquired and integrated companies specializing in performance digital marketing, healthcare marketing, and experiential marketing. Recognizing the potential of these businesses, ONAR’s strategic management and operational expertise have driven significant value creation across the portfolio.

ONAR’s unified corporate team serves as the cornerstone of a robust value creation platform focused on scaling our portfolio companies and driving continuous operational improvement. We plan to continue investing in our core business units, developing innovative solutions through strategic partnerships, enhancing our technological capabilities through research and development, and further expanding our global footprint both organically and through strategic alliances to deliver enduring value for our clients, partners, and shareholders.

Our Market

Industry Trends

The convergence of technological advancement and evolving market dynamics has fundamentally reshaped the global business landscape, creating a complex and interconnected ecosystem. Historically, industrial and commercial sectors were characterized by standardized production and mass-market distribution. Over the past decades, technological innovation has driven a shift toward personalized solutions, real-time data analysis, and integrated supply chains. In today's environment, every enterprise is, at its core, a technology-driven organization.

We believe five key trends describe the industry today:

First, digital transformation now pervades every sector, with data-driven decision-making and automation becoming essential for operational efficiency. The integration of the Internet of Things (IoT), cloud computing, and advanced analytics has expanded the scope of digital applications across all industries. Digital solutions now encompass a wide array of applications, including supply chain management, customer relationship management, and real-time performance monitoring.

Second, data analytics and artificial intelligence (AI) are driving strategic insights. The proliferation of data across various touchpoints has created a need for advanced analytical tools. Real-time data processing and AI-driven insights enable businesses to anticipate market trends, optimize resource allocation, and enhance decision-making. The ability to extract actionable intelligence from vast datasets is becoming a key differentiator.

Third, sustainable and responsible practices are gaining prominence. Environmental, social, and governance (ESG) factors are increasingly influencing business strategies. Companies are implementing more ethical practices. Stakeholders are demanding transparency and accountability, driving the adoption of sustainable business models.

Fourth, the proliferation of connectivity and technology has expanded the sheer volume and success of middle-market and growth-stage companies. With capital providers investing in these companies starting earlier and earlier, the need for the right partners to support that growth is ever-expanding, with the total addressable market becoming significantly larger.

Finally, technological innovation is transforming operational efficiency. SaaS and data-driven platforms are enhancing productivity, automating processes, and improving resource utilization. Technologies such as AI, robotics, and advanced materials are driving innovation across various sectors, enabling businesses to achieve higher levels of efficiency and competitiveness.

Competitive Landscape

ONAR generally operates in a highly competitive and diverse industry landscape. Still, due to its unique focus on the expanding middle market, it is not fighting for market share with the traditional large multinational conglomerates in the space. ONAR ’s portfolio companies compete for market share with highly specialized independent agencies and for talent with large multinational conglomerates, specialized industrial firms, technology startups, and other service providers. Our portfolio companies also face competition from consultancies, technology integrators, and other entities that offer related services. ONAR’s portfolio companies must compete with these other companies to maintain and grow existing client relationships and to obtain new clients and assignments.

During the decades when traditional industrial models dominated, the industry experienced significant consolidation as large holding companies built substantial portfolios of often overlapping industrial, manufacturing, and technology businesses to achieve financial efficiencies by centralizing administrative operations. These holding companies grew significantly in size and market share.

The rapid rise of digital transformation, the convergence of technology and industry, and the explosion in data analytics and automation have created a paradigm shift in the industry. While legacy models still accounted for a significant share of the market in 2024, we see the traditional holding company model as evolving in this rapidly changing industry landscape. In recent years, a number of large consulting firms with information technology implementation backgrounds have entered the industrial and technology services market and, collectively, achieved significant market share. However, we believe these firms’ lack of deep industrial expertise and comprehensive operational capabilities limits their long-term growth potential as true challengers to integrated holding companies. We also believe most of these companies are chasing only the largest of enterprises and missing the opportunity of focusing on the exponentially faster growing middle market With a combination of strategic investments and technological innovation, we believe that ONAR is well positioned to take advantage of the continued transformation sweeping the industrial and technology ecosystem and to disrupt the traditional holding company landscape, as well as underserved middle market. ONAR was built on a foundation of strategic diversification and technological integration and has a global team that delivers the right combination of industry expertise and technological innovation for the modern, data-driven enterprise through a model that emphasizes agility and integration. In addition, as AI drives transformation across industrial sectors, we believe our focus on digital transformation and AI-enabled product development sets us apart.

Our Offerings

Through its diversified portfolio of subsidiaries and strategic technology investments, ONAR offers a comprehensive suite of technology-driven services. Specifically, through ONAR Labs, it is beginning to commercialize technology developed internally at its subsidiaries to offer products focused on data analytics and artificial intelligence aimed at optimizing operational efficiencies and enhancing strategic decision-making for its clientele.

In addition to its direct service offerings, ONAR engages in strategic investments and partnerships, facilitating the development and commercialization of innovative technologies and solutions. The Company leverages its extensive network to identify and support high-growth potential ventures, fostering synergistic relationships that enhance its overall market position. Through these diverse activities, ONAR aims to deliver comprehensive solutions that address its clients' complex and evolving needs while maintaining a commitment to sustainable and responsible business practices.

Network Structure & Service Offerings

ONAR maintains a 100% ownership position in all of its subsidiary companies.

The Company organizes its subsidiaries into three service offerings: "Performance Digital Marketing & Technology," "Healthcare Marketing," and "Experiential Marketing."

These three service offerings are:

·

Performance Digital Marketing & Technology: This service offering is led by led by Storia Agency, LLC (“Storia”), a subsidiary specializing in performance marketing, digital transformation, and data analytics. Storia provides comprehensive technology and marketing services aimed at driving revenue and sales for customers through digital media, search engine optimization, e-mail marketing, conversion optimization, and other related services. This service offering focuses on delivering these scalable and innovative solutions by leveraging technology, including customized software applications, data-driven insights, and AI integration.

·

Healthcare Marketing: This service offering is led by VMED Services, LLC (“Of Kos”), a wholly owned subsidiary engaged in the provision of integrated healthcare solutions. It specifically markets the expedited transmission of diagnostic laboratory results to medical practitioners and offers specialized marketing services designed to enhance patient engagement and improve the delivery of healthcare services.

·

Experiential Marketing: This service offering is led by Chalk Experiences, LLC (“Chalk”), a subsidiary specializing in the provision of experiential marketing services. Chalk is characterized by the conceptualization and execution of unique and immersive experiences where brands drive revenue, exposure, and sales through real life experiences, sampling, trade shows, and events. It leverages a team of experiential marketers who design and implement innovative strategies to create memorable and impactful experiences that are measured and elevated by leveraging technology and data. Chalk is currently being reimagined and ONAR plans to relaunch the business in 2025 as part of merger and acquisition activities.

Our Strategy

ONAR's strategic objectives are predicated upon the acquisition and operational optimization of leading technology-enabled marketing agencies that cater to middle-market clientele. The Corporation's operational methodology involves the aggregation and analysis of acquired agency data, the deployment of proprietary artificial intelligence and technological solutions, and the application of seasoned management expertise to enhance the efficacy of marketing campaigns, thereby driving revenue growth for its clients. Simply said, it builds solutions that help its clients sell their products and/or services faster and better than their competition. Concurrently, ONAR prioritizes the development and commercialization of its proprietary marketing technology solutions.

The Company’s strategic trajectory is further propelled by its experienced leadership, a disciplined and accretive acquisition strategy, and its provision of advanced AI and technology-driven services. The transition to a publicly traded entity is intended to facilitate accelerated and efficient growth through enhanced access to capital markets.

ONAR leverages its proprietary artificial intelligence, digital transformation capabilities, and comprehensive digital marketing service offerings to capitalize on emerging market opportunities and secure market share from growing businesses.

The Company’s business model is characterized by a platform-light, technology-centric, and modular approach designed to enable independent agencies to scale business performance for middle-market and growth-stage companies.

Furthermore, the Company intends to utilize its publicly traded equity to support its acquisition-driven growth strategy, enabling the acquisition and development of companies at favorable multiples, thereby generating enhanced returns for both the Company and its acquired entities.

Extended Business

Reliant Holdings, Inc., together with its subsidiary, Reliant Pools, Inc., constitutes a non-core business segment within ONAR's portfolio. Reliant Pools, Inc., an entity recognized for its bespoke swimming pool construction services, operates within the greater Austin, Texas metropolitan area, specializing in the design and implementation of recreational aquatic installations. These installations are characterized by their integration with the surrounding environment and the architectural aesthetics of residential properties, including the incorporation of complementary water features. Notwithstanding ONAR's continued ownership of these entities, it is hereby stipulated that their operational activities are not considered integral to the Company’s principal business strategy.

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with:

·	unfavorable economic conditions;
·	changes in client demand;
·	our ability to maintain our existing clients;
·	our ability to develop new product offerings;
·	Our ability to deploy AI in our business and the development of AI by our competitors;
·	seasonal fluctuations in marketing, research, communications and advertising activity;
·	the impact of future strategic transactions;
·	our lack of a significant operating history;
·	the need for additional funding, our ability to raise such funding, and the ultimate terms thereof;
·	the level of competition in the industries in which compete;
·	the security of our computer systems and our ability to securely store client data;
·	the loss of key personnel or failure to attract, integrate and retain additional personnel;
·	fluctuations in our operating results;
·	corporate governance risks;
·	the impacts of global epidemics, pandemics and similar health issues;
·	risks relating to our legacy swimming pool and home construction business;
·	material weaknesses in our internal controls;
·	dilution to existing stockholders caused by the issuance of additional shares of our common stock;
·	the lack of a significant market for our common stock, and the volatile nature thereof;
·	our failure to pay cash dividends;
·	the status of our common stock as a “penny stock”;
·	lack of liquidity in the market for our stock;
·	our blank check preferred stock and ability to issue significant shares of common stock;
·	costs and expenses associated with being a public company;
·	other risk factors included below.

Risks Related to Our Business Operations:

Our revenues are highly susceptible to declines as a result of unfavorable economic conditions.

Advertising, marketing and communications expenditures are sensitive to global, national and regional macroeconomic conditions, including inflationary pressures, currency fluctuations, geopolitical uncertainty and elevated interest rates, as well as specific budgeting levels and buying patterns. Adverse developments such as inflation or heightened economic uncertainty can reduce the demand for our services and pose a risk that clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications projects. For example, inflation rates have increased in recent years, and the effects of increased inflation and other adverse conditions on our customers have in the past resulted and may in the future result in decreased demand for our products and services, decreased revenue, increases in our operating costs (including our labor costs), and decreased profitability, and may result in reduced liquidity and limits on our ability to access credit or otherwise raise capital. In cases of sustained inflation across several of our major markets, it becomes increasingly difficult to effectively control increases to our costs. If we are unable to increase our fees or take other actions to mitigate the effect of the resulting higher costs, our business, results of operations and financial position could be negatively impacted. In addition, in the past, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future and could have a material adverse effect on our revenue, results of operations, cash flows and financial condition. In addition, elevated interest rates have had and may continue to have the effect of further increasing economic uncertainty and heightening these risks, as well as increasing the cost of capital.

Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions.

Our revenue and profitability depend on the demand for our services and favorable margins, which have been and may continue to be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. To increase our revenues and achieve favorable margins, we will need to attract additional clients or generate demand for additional services and products from existing clients, and such demand will depend on factors including clients’ and potential clients’ requirements, pre-existing vendor relationships, financial condition, strategic plans, internal resources and satisfaction with our work product and services, as well as broader economic conditions, competition and the quality of our Brands’ employees, services and reputation. In addition, developments in the markets we serve, which may be rapid, could shift demand to services and solutions where we are less competitive, or might require significant investment by us to upgrade, enhance or expand our services and solutions to meet that demand. To the extent that we are unable to generate sufficient and profitable client demand, our ability to grow our business, increase our revenues and achieve favorable margins will be limited, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our business could be adversely affected if we fail to retain our existing clients.

Our clients may terminate or reduce the scope of their relationships with us on short notice. Our ability to attract and retain clients is an important aspect of our competitiveness, and client loss, including due to competitors, as a consequence of client consolidation, insolvency or a reduction in marketing budgets due to recessionary economic conditions, or a shift in client spending could have a material adverse effect on our business, results of operations, financial condition and prospects. Many companies, including companies with which we have long-standing relationships, put their advertising and marketing communications business up for competitive review from time to time, and we have lost client accounts in the past as a result of such reviews. Our clients may choose to terminate their contracts, or reduce their relationships with us, on a relatively short time frame and for any reason, including as a result of such competitive reviews, a reduction in marketing budgets due to external factors such as economic conditions or their own financial distress or insolvency, competition from other marketing services providers, clients’ consolidation, a shift in their spending or clients’ dissatisfaction with our services, reputation or personnel.

We face significant competition.

The advertising and marketing services business is highly competitive and constantly changing. We compete on the basis of many factors, including the quality (and clients’ perceptions of the quality) of our work, our ability to protect the confidentiality of clients’ and their customers’ data, our relationships with key client personnel, our expertise in particular areas or disciplines, the differentiation of our offerings and our ability to provide integrated services at the scale clients require. We compete with a diverse and growing set of marketing services firms and consultancies including other large multinational companies. We are smaller than many of our larger industry competitors, and an agency’s ability to serve clients on a broad basis and across a range of services and technologies is an important competitive consideration. We also compete with smaller businesses that operate in local or regional markets, and because an agency’s principal asset is often its people, barriers to entry are minimal, and relatively small brands are, on occasion, able to take all or some portion of a client’s business from a larger competitor. Consolidation of companies in our industry, including through strategic mergers or acquisitions, may also result in new competitors with greater scale than ours. Competitive challenges also arise from rapidly evolving and new technologies in the marketing and advertising space, which create opportunities for new and existing competitors and a need for continued significant investment in tools, technologies and process improvements.

In addition, our competitors may compete for client engagements by significantly discounting their services. Price competition could force us to choose between lowering our prices (and suffering reduced operating margins) or losing a client’s business.

Our future financial performance is largely dependent upon our ability to compete successfully in the markets we serve. If we are unable to compete successfully, we could lose market share and clients to competitors or be forced to accept engagements with unfavorable economic terms, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

We are making investments in new product offerings and technologies that are inherently risky.

We have made investments to develop new marketing services products and technologies, including marketing data, campaign martech, and AI and generative AI offerings, and we intend to continue investing significant resources in developing and/or acquiring new technologies, tools, features, services, products and offerings. Our new initiatives are inherently risky, as each involves development of new software platforms or other product offerings, unproven business strategies and technologies with which we may have limited prior development or operating experience. They may also involve additional claims and liabilities (including intellectual property claims), expenses, regulatory challenges, and other risks that we do not currently anticipate.

There can be no assurance that client demand for our new products, and technologies will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. If we do not realize the expected benefits of our investments, our business, financial condition, results of operations and prospects may be harmed.

We are subject to risks related to our use of AI, including generative AI.

We are increasingly building generative AI features into some of our offerings, such as generative AI content creation tools, and are making investments in expanding our generative AI capabilities. As part of this process, we also utilize generative AI tools offered by third-party providers in the development and testing of our offerings. Generative AI is a new and emerging technology in its early stages of commercial use and presents certain inherent risks. Generative AI algorithms are based on machine learning and predictive analytics, which can create unintended biases and discriminatory outcomes, and outputs can be completely fabricated or false. There is a risk that our algorithms could produce such outcomes or other unexpected results or behaviors that could harm our reputation, business, or clients.

In addition, the use of AI and generative AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI and generative AI offerings, or those of our third-party providers, could result in delays or errors in our operations, which could harm our business and financial results. The use of generative AI tools could also result in a greater likelihood of cybersecurity incidents, privacy violations and inadvertent disclosures of our intellectual property or other confidential information, any of which could directly or indirectly harm our business, operations and reputation.

The AI regulatory landscape is still uncertain and evolving, and the development and use of AI technologies, including generative AI, in new or existing content creation tools and other offerings may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns or other complications that could be costly and time-consuming and could adversely affect our business, reputation or financial results.

We are impacted by seasonal fluctuations in marketing, research, communications and advertising activity.

Our revenue, cash flow, operating results and other key operating and performance metrics vary from quarter to quarter due to the seasonal nature of our clients’ spending on the services we provide. For example, clients tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending, and we typically generate our highest quarterly revenue during the fourth quarter in each year. Political advertising and related activity have also historically caused our revenue to increase during election cycles, which is most pronounced in even years, in particular during the third and fourth quarters of such years, and to decrease during other periods. Seasonality could have a more significant impact on our revenue, cash flow and operating results from period to period in the event of declines in our growth rate or if seasonal spending becomes more pronounced.

We expect to enter into strategic transactions in the future that we expect to result in material changes in our operations.

Our business strategy relies on our ability to identify strategic acquisition targets to scale our business, and we expect to enter into transactions with third parties. Any future transaction may also result in a change in our business focus. Any future strategic transaction involving the Company or its operations may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the listing of our common stock on the OTCQB Market, our officers, directors and majority stockholders, and the value of our securities.

We are an early-stage company operating across a number of rapidly developing industries.

ONAR, LLC was initially formed in July 2021 and our strategy revolves around the acquisition of multiple operating businesses. Because the Company has a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. These risks include:

·	That we may not have sufficient capital to achieve our acquisition and growth strategy;

·	That we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers' requirements;

·	That our growth strategy may not be successful; and

·	That fluctuations in our operating results will be significant relative to our revenues

These risks are described in more detail below. Our future growth will depend substantially on our ability to address these, and the other risks described in this section. If we do not successfully address these risks, our business could be significantly harmed. Because we have a limited operating history our future operations may not result in profitable operations.

We will require additional financing in order to execute our business strategy, and we may not be able to raise funds on favorable terms or at all, which raises questions about our ability to continue as a going concern.

We had working capital of $(4,033,419) as of December 31, 2024, as a result of costs associated with our reverse merger and other investments in growing the business. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may also require additional funding in the future to expand or complete acquisitions. In the event we obtain additional funding in the future, the most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability. While we believe we will retire a good portion of company debt as a result of converting debt into equity, we have an accumulated deficit of $4,681,009 as of December 31, 2024.

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

We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to expand our operations and business, which might result in the value of our common stock decreasing in value or becoming worthless. Additional financing may not be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Substantial additional funds will still be required if we are to reach our goals that are outlined in this Report. Obtaining additional financing contains risks, including:

·	additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current stockholders;

·

loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our sole director;

·	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and

·

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

We operate across a number of a highly competitive industries.

As a holding company for operating businesses, we operate across a number of different industries and encounter competition from local, regional or national entities, some of which have superior resources or other competitive advantages. Intense competition may adversely affect our business, financial condition or results of operations. Our competitors may be larger and more highly capitalized, with greater name recognition. We will compete with such companies on brand name, quality of services, level of expertise, advertising, product and service innovation and differentiation of product and services. As a result, our ability to secure significant market share may be impeded.

The security of our computer systems may be breached, and any unauthorized access to our customer data will have an adverse effect on our business and reputation.

The use of our products will involve the storage, transmission and processing of our clients’ data and communications with those clients. Individuals or entities may attempt to penetrate our computer systems, or that of our third-party hosting and storage providers, and could gain access to our clients’ data, which could result in the destruction, disclosure or misappropriation of proprietary or confidential information of our clients’ or their customers, employees and business partners. If any of our clients’ private data is leaked, obtained by others or destroyed without authorization, it could harm our reputation, we could be exposed to civil and criminal liability, and we may lose our ability to access private data, which will adversely affect the quality and performance of our platform. In addition, our platform may be subject to computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks, all of which have become more prevalent. Any failure to maintain the performance, reliability, security and availability of our products or services and technical infrastructure to the satisfaction of our clients may harm our reputation and our ability to retain existing customers and attract new users. While we will implement procedures and safeguards that are designed to prevent security breaches and cyber-attacks, they may not be able to protect against all attempts to breach our systems, and we may not become aware in a timely manner of any such security breach. Unauthorized access to or security breaches of our platform, network or computer systems, or those of our technology service providers, could result in the loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, civil and criminal penalties for violation of applicable laws, regulations or contractual obligations, and significant costs, fees and other monetary payments for remediation. If customers believe that our systems do not provide adequate security for the storage of sensitive information or its transmission over the Internet, our business will be harmed.

We face legal, reputational and financial risks from any failure to protect client data from security incidents or cyberattacks.

We and our third-party service providers, such as our cloud service providers that store, transmit and process data, rely on information technologies and infrastructure, which we use to manage our business, including digital storage of client marketing and advertising information and developing new business opportunities. Increased cybersecurity threats and attacks, such as security breaches, are constantly expanding, evolving, and becoming more sophisticated and pose a risk to our systems and networks. In addition, given the increasing difficulty of detecting cybersecurity threats, undiscovered vulnerabilities in our products or services could expose us or our clients to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that could attack our products, services and business.

We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our team around the world and with our people, clients, partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the increasing reliance on, and use of, mobile technologies, social media and cloud-based services, the risk of security incidents and cyberattacks has increased. Such incidents could lead to shutdowns or disruptions of or damage to our systems and those of our clients, partners and vendors, and unauthorized disclosure of sensitive or confidential information, including personal data and proprietary business information. Also, given the unpredictability of the timing, nature and scope of such cybersecurity threats and attacks, we may be unable to anticipate attempted security breaches and, in turn, implement adequate preventative measures.

In providing services and solutions to clients, we often manage, utilize and store sensitive or confidential client or other data, including personal data and proprietary information, and we expect these activities to increase, including through the use of AI, bots and cloud-based analytics. Security breaches, improper use of our systems and other types of unauthorized access to our systems, data, and information by employees and others may pose a risk that data may be exposed to unauthorized persons or to the public. We have access to sensitive data, personal data, and information that is subject to various data privacy laws and regulations, which have obligations that are triggered in the event of a breach. Unauthorized disclosure of, denial of access to, or other incidents involving sensitive or confidential client, vendor, partner or our own data, whether through systems failure, employee negligence, fraud, misappropriation, or cybersecurity, ransomware or malware attacks, or other intentional or unintentional acts, could damage our reputation and our competitive positioning in the marketplace, disrupt our or our clients’ business, cause us to lose clients and result in significant financial exposure and legal liability. Similarly, unauthorized access to or through, denial of access to, or other incidents involving, our software and IT supply chain or SaaS providers, our service providers’ information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who continuously develop and deploy viruses, ransomware, malware or other malicious software programs or social engineering attacks, could result in negative publicity, significant remediation costs, legal liability, damage to our reputation and government sanctions and could have a material adverse effect on our results of operations.

We are subject to extensive data privacy laws and regulations.

Laws and regulations related to consumer privacy, processing of personal data and use of digital tracking technologies have been proposed or enacted in the United States and certain international markets (including the European Union’s General Data Protection Regulation, or “GDPR” and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or “CCPA”). Further in the United States, both Congress and state legislatures, along with federal regulatory authorities, have continued to increase their attention on advertising and the collection and use of data, including personal data. The SEC has issued rules governing disclosures regarding cybersecurity incident response, governance and risk management. At the state level, consumer data privacy laws continue to be proposed and passed in a number of states across the country. As more privacy legislation continues to be introduced, the Company could be subject to such laws regardless of whether the Company has operations or a physical presence in the applicable state. In the United States, the Federal Trade Commission (the “FTC”) and other regulators continue to seek greater regulation of the collection and processing of personal data, as well as restrictions and requirements for certain targeted advertising practices. We are also subject to evolving privacy laws on data processing activities related to cookies and online marketing. In the European Union, regulators actively enforce privacy requirements related to online behavioral advertising.

We continue to face increasing costs of compliance in an uncertain regulatory environment and while we have taken steps to comply with data privacy laws, we cannot guarantee that our efforts will meet the evolving standards imposed by governmental and regulatory agencies, and any failure or perceived failure to comply with these legal requirements could result in regulatory inquiries and penalties, governmental investigations and proceedings, potential consumer, business partner, or securities litigation, damage to our reputation, or other legal liabilities, as well as divert management’s time and attention, all of which could have a material adverse effect on our business and results of operations. Also, any such laws may also have potentially conflicting requirements that would make compliance challenging, as well as potentially resulting in further uncertainty and requiring the Company to incur additional costs and expenses in an effort to comply. Furthermore, these laws and regulations may impact our ability to collect and commercialize data, as well as the efficacy and profitability of certain digital marketing and analytics services we provide to clients, making it difficult to achieve our clients’ goals. These and other related factors could affect our business and reduce demand for certain of our services, which could have a material adverse effect on our results of operations and financial condition.

Our business operations could suffer if we fail to adequately protect and enforce our intellectual property and other proprietary rights.

We rely on trademark, patent, copyright, trade secret and other intellectual property laws, as well as contractual provisions such as confidentiality clauses, to establish and protect our intellectual property and other proprietary rights, and our proprietary technologies. We cannot be sure that the actions we have taken to establish and protect our trademarks and other intellectual property rights will adequately protect us, and if our existing intellectual property rights are rendered invalid or unenforceable, or narrowed in scope, the intellectual property protections afforded our Brands, products and services would be impaired. Such impairment could impede our ability to market our products and services, negatively affect our competitive position, and harm our business and operating results. Even if we successfully maintain our intellectual property rights, we may be unable to enforce those rights against third parties.

We also rely on patents to protect our products, services and designs. We have applied for, and expect to continue to apply for, additional patent protection for proprietary aspects of existing and proposed processes, services and products. Our patent applications may not result in issued patents, and any patents issued as a result of our patent applications may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Additionally, we seek to maintain the confidentiality of certain trade secrets and other proprietary information to preserve our position in the market. We employ various methods to protect such intellectual property, such as entering into confidentiality agreements with certain third parties and our employees, and controlling access to, and distribution of, our proprietary information. However, our efforts may not be effective in controlling access to our proprietary information, and we may not have adequate remedies for the misappropriation of such information.

As we expand our service offerings and the geographic scope of our sales and marketing, we may face additional intellectual property challenges. Certain foreign countries do not protect intellectual property rights as fully as they are protected in the United States and, accordingly, intellectual property protection may be limited or unavailable in some foreign countries where we choose to do business. It may therefore be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries, which could diminish the value of our Brands, products or services and cause our competitive position and growth to suffer. The lack of adequate legal protections of intellectual property or failure of legal remedies for related actions in jurisdictions outside of the United States could have an adverse effect on our business, results of operations, and financial condition.

We may be subject to intellectual property infringement or misappropriation claims.

We may in the future be the subject of patent or other litigation. Our products and services, including products and services that we may develop in the future, may infringe, or third parties may claim that they infringe, intellectual property rights covered by patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. Further, if a patent infringement or other intellectual property-related lawsuit were brought against us, we could be forced to stop or delay production or sales of the product that is the subject of the suit. From time to time, we may receive letters from third parties drawing our attention to their patent rights. While we take steps to ensure that we do not infringe upon, misappropriate or otherwise violate the rights of others, there may be other more pertinent rights of which we are currently unaware. The defense and prosecution of intellectual property lawsuits could result in substantial expense to us. An adverse determination of any litigation or interference proceeding to which we may become a party could subject us to significant liabilities. As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay significant license fees, royalties or both. Licenses may not be available on commercially reasonable terms, or at all, in which event our business would be materially and adversely affected. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, if we are unable to obtain such licenses, we could be forced to cease some aspects of our business operations, which could harm our business significantly.

Our products and services use open-source software.

Some of our solutions use software made available under open-source licenses, and we expect to continue to incorporate open-source software in our solutions in the future. Open-source software is typically freely available. While this may reduce development costs and speed up the development process, it may also present certain risks that may be greater than those associated with the use of third-party commercial software. For example, open-source software is generally provided without any warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. We cannot guarantee we comply with all obligations under these licenses. If the owner of the copyright in the relevant open source software were to allege that we had not complied with the conditions of one or more open source licenses, we could be required to incur significant expenses defending against such allegations and could be subject to the payment of damages, enjoined from further use of the software, required to comply with conditions of the license (which may include releasing the source code of our proprietary software to third parties without charge), or forced to devote additional resources to re-engineer all or a portion of our solutions to avoid using the open source software. Any of these events could create liability for us, damage our reputation, and have an adverse effect on our business, result of operations, financial condition and prospects.

We rely on our management and if they were to leave our company our business plan could be adversely affected.

We are largely dependent upon the personal efforts and abilities of our existing management, currently consisting primarily of Claude Zdanow (Chief Executive Officer and sole member of the Board of Directors), Chris Becker (President), Patricia Kaelin (Chief Financial Officer) and Sam Mendez (Chief of Staff), who play an active role in our operations. Moving forward, should the services of Mr. Zdanow, Mr. Becker, Ms. Kaelin or Ms. Mendez be lost for any reason, the Company will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace such individual with a suitably trained alternative individual(s), we may be forced to scale back or curtail our business plan.

We do not currently maintain key person life insurance policies on our executive officers. If our executive officer does not devote sufficient time towards our business, we may never be able to effectuate our business plan.

Our business is dependent on our ability to keep our supply of skills and resources in balance with client demand.

Employees, including creative, research and data acquisition, analytics and data science, media, technology development, content development, account and practice group specialists, and their skills and relationships with clients, are among our most important assets. Our success is dependent, in large part, on our ability to keep our supply of marketing services skills and capabilities in balance with client demand around the world and our ability to attract, retain, and motivate personnel with the knowledge and skills to lead our business and serve clients globally, respond quickly to rapid and ongoing changes in demand and the macroeconomic environment, and continuously innovate to grow our business. There is competition for scarce talent with market-leading skills and capabilities in new technologies, and our competitors have directly targeted our employees with such skills and will likely continue to do so. At certain times and in certain geographies, we have found and may continue to find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current and/or future demand in a cost-effective manner. In these cases, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill our labor needs, and if not done effectively, our profitability could be negatively impacted. Additionally, we may be unable to hire and retain people with the skills necessary to meet the increasing client demand, and we have in the past experienced and may continue to experience wage inflation and other increases to compensation expense, which puts upward pressure on our costs and may adversely affect our profitability if we are unable to recover these increased costs.

We are particularly dependent on retaining management and leadership of our subsidiaries with critical capabilities. Our ability to expand depends, in large part, on our ability to attract, develop, retain and integrate both leaders for the local business and people with critical capabilities. If we are not successful in these initiatives, our business, results of operations, financial condition and prospects could be adversely affected.

Adverse macro-economic conditions, including inflation and high interest rates could adversely impact our operating results.

Heightened levels of inflation and the potential worsening of macro-economic conditions, including slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates and currency fluctuations, present a risk for us and the stability of our industry. If inflation and interest rates remain at current levels for an extended period, or increase even further, and we are unable to successfully mitigate the impact, our costs are likely to increase, resulting in pressure on our profits, margins and cash flows, and we expect continued and/or further declines in demand for pool construction services. Any of the above may have a material adverse effect on our results of operations and the value of our securities.

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

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

·	our ability to effectively manage our working capital;

·	our ability to generate increased demand in our targeted markets, particularly those in which we have limited experience;

·	global epidemics and pandemics and the U.S.’s responses thereto;

·	our ability to satisfy consumer demands in a timely and cost-effective manner;

·	pricing and availability of labor;

·	increases in inflation and interest rates;

·	declines in local, U.S. and global economic activities, including potential recessions; and

·	our inability to adjust certain fixed costs and expenses for changes in demand and the timing and significance of expenditures that may be incurred to facilitate our growth.

Our executive officer controls a majority of our voting securities and therefore he has the ability to influence matters affecting our stockholders.

Our Chief Executive Officer and sole director, Claude Zdanow, beneficially owns approximately 67.57% of the issued and outstanding shares of our common stock and also holds all 1,000 outstanding shares of Series A Preferred Stock which have super majority voting rights, as described in greater detail under “We have established preferred stock which can be designated by the Company’s Board of Directors without stockholder approval and the board has established Series A Preferred Stock, which gives the holder thereof majority voting power over the Company”, below. As a result, he controls approximately 91.2% of the stockholder vote and has the ability to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove our current director, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors (currently consisting solely of Mr. Zdanow). As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because Mr. Zdanow controls the vote on all stockholder matters, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. Zdanow may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

Our Chief Executive Officer and director lacks experience in and with publicly-traded companies.

While we rely heavily on Claude Zdanow, our Chief Executive Officer and sole director.  Mr. Zdanow has no experience serving as an officer or director of a publicly-traded company, or experience with the reporting requirements which public companies are subject to, other than in his role as an officer and director of the Company. Additionally, Mr. Zdanow had little to no significant experience with the financial accounting and preparation requirements of financial statements which we are required to file on a quarterly and annual basis under the Exchange Act prior to his service with the Company. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to our executive’s ultimate lack of experience with publicly-traded companies in general and especially in connection with his lack of experience with the financial accounting and preparation requirements of the Exchange Act.

Our operations may be adversely affected by global epidemics, pandemics and similar health issues.

Health pandemics or epidemics, such as the COVID-19 pandemic, have in the past and could again in the future result in quarantines, stay-at-home orders, remote work policies or other similar events that may disrupt businesses, delay our research and development programs and timelines, negatively impact productivity and increase risks associated with cybersecurity, the future magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations.  Economic conditions and business activity may be negatively impacted and may not recover as quickly as anticipated. The effects of epidemics and pandemic are highly uncertain and subject to change. If we are not able to respond to and manage the impact of such events effectively, our business, operating results, financial condition and cash flows could be adversely affected.

Our legacy swimming pool and home construction business may continue to expose us to risks.

While we consider the swimming pool and home construction services offered by Reliant Holdings, Inc. to be a non-core business segment and to not be integral to the Company’s principal business strategy, we may continue to be subject to liabilities associated with these businesses.  Despite our deprioritization of the legacy swimming pool and home construction services business, we may continue to be subject to liabilities related to that business. In particular, we will continue to be subject to factors outside of our control that impact sales of pools, including general economic conditions, disposable income levels, consumer confidence and access to credit. We will also continue to be subject to liability claims in respect of the Reliant Holdings, Inc. swimming pool and home construction services business.

We face corporate governance risks and negative perceptions of investors associated with the fact that we currently have only one director, who is not independent.

Currently, Mr. Zdanow, our Chief Executive Officer, serves as our sole director. As such, Mr. Zdanow can, among other things, declare himself discretionary bonuses, and determine his own compensation level. As such, Mr. Zdanow has significant control over our business direction. Additionally, there are no independent members of the Board of Directors available to second and/or approve related party transactions involving Mr. Zdanow, including the compensation paid to Mr. Zdanow, and any future employment agreements we enter into with such individual. Therefore, investors may perceive that because no other directors are approving related party transactions involving Mr. Zdanow, that such transactions are not fair to the Company. The price of our common stock may be adversely affected and/or devalued compared to similarly sized companies with multiple unrelated and independent officers and directors due to the investing public’s perception of limitations facing our Company due to the above.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Item 4. Controls and Procedures”, as of December 31, 2024, our Chief Executive Officer has determined that our disclosure controls and procedures were not effective. Separately, as of December 31, 2024, management has identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, and because we did not have in place an effective internal control environment with formal processes and procedures, to allow for a detailed review of accounting transactions that would identify errors in a timely manner. Separately, the Company did not implement appropriate approval requirements for non-routine transactions.

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

We have no committed source of financing. Wherever possible, our Board of Directors (currently consisting solely of Mr. Zdanow) will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

These factors include:

·	Quarterly variations in our results of operations or those of our competitors;

·	Announcements by us or our competitors;

·	Disruption to our operations;

·	Commencement of, or our involvement in, litigation;

·	Any major change in our board or management;

·	Changes in governmental regulations or in the status of our regulatory approvals; and

·	General market conditions and other factors, including factors unrelated to our own operating performance.

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

Legal remedies available to an investor in “penny stocks” may include the following:

·	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other Federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

·	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

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

As of the date of this Report, we have 36,002,035 shares of our common stock held by non-affiliates and 75,000,000 shares held by affiliates which Rule 144 of the Securities Act defines as “restricted securities.” All of the restricted shares outstanding are available for sale under Rule 144, although shares held by affiliates are subject to restrictions relating to the amount that may be sold in any 90-day period and manner in which such sales may be made, among other limitations. In addition, shares of preferred stock that are convertible into approximately 295,223,892 shares of our common stock are outstanding.  The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

We have established preferred stock which can be designated by the Company’s Board of Directors without stockholder approval and the board has established Series A Preferred Stock, which gives the holder thereof majority voting power over the Company.

We have authorized capital stock consisting of 450,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this Report, we have 111,002,035 shares of common stock issued and outstanding, 1,000 shares of Series A Preferred Stock designated and issued and outstanding, 9,000 shares of Series B Preferred Stock designated and issued and outstanding and 6,570 shares of Series C Preferred Stock designated and issued and outstanding. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the board of directors of the Company (currently consisting solely of Mr. Zdanow) prior to the issuance of any shares thereof. The preferred stock may have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the board of directors. The Series A Preferred Stock has the right, voting in aggregate, to vote on all stockholder matters equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”). For example, if there are 1,000,0000 shares of the Company’s common stock issued and outstanding at the time of a stockholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 510,000 shares, out of a total number of 1,000,000 shares voting. A total 1,000 shares of Series A Preferred Stock are currently outstanding and held by Mr. Zdanow, our sole director, providing him sole voting rights over the Company.

Mr. Zdanow’s ownership and control over the Company, due to his ownership of the Series A Preferred Stock, is non-dilutive and as such, he will continue to control the stockholder vote on all stockholder matters, regardless of the number of shares of common stock outstanding or the ownership of common stock by any other holders of the Company’s common stock.

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

Our Articles of Incorporation, as amended and Bylaws and Nevada law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management. Our corporate governance documents include the following provisions:

·	the removal of directors only with the approval of stockholders holding at least two-thirds of the voting power of the issued and outstanding stock entitled to vote in the election of directors;
·	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;
·	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and
·	limiting the liability of, and providing indemnification to, our directors and officers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY.

Risk Management and Strategy

The Company’s cybersecurity environment is led by its Chief of Staff with input from the Chief Executive Officer and sole director, who in addition to cybersecurity matters, oversees the Company’s IT infrastructure and is responsible for monitoring and managing the security of the Company's corporate network and enterprise systems, including technical controls, and safety protocols and responding to security threats.

The Company establishes safeguards for protecting the confidentiality, integrity, and availability of our data, technology, and information systems.

As of and for the year ended December 31, 2024, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

The Company leases approximately 1,010 square feet of office space in Austin, Texas at 12343 Haymeadow Dr., Suite 3A. On March 28, 2022, the Company entered into a new lease agreement for the office space, which has a term of 24 months, through March 31, 2024, and a monthly rental cost of $1,515 for the period from April 1, 2022 to March 31, 2023 and $1,560 per month from April 1, 2023 to March 31, 2024, together with costs and expenses of approximately $725 per month for 2023. On March 13, 2024, the Company extended the office space lease from April 1, 2024, through November 30, 2025 for a rental rate of $2,320 per month from April 1, 2024 to March 31, 2025, and $2,400 per month from April 1, 2025, to November 30, 2025.

Lease expense was approximately $90,000 and $73,000 for the years ended December 31, 2024, and 2023, respectively.

ITEM 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

Prior litigation and other matters which have since been settled, are described in, and incorporated by reference in, this “Item 3. Legal Proceedings” of this Annual Report on Form 10-K from, “Part II” - “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 7. Commitments and Contingencies”.

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Payroll tax liabilities

For the year ended December 31, 2023, the Company did not remit federal income tax, social security, Medicare or local and state income taxes which were withheld from the Company’s employees payroll. The Company has estimated and accrued fines and penalties associated with the amounts which have not been remitted and includes this amount in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2024 and 2023, the balance due was $516,807 and $462,267, respectively. The Company’s tax representatives are engaged in active conversations to resolve this issue and settle the amounts owed via a negotiated payment plan arrangement.

Customer legal dispute

VMed Services, LLC a subsidiary of the Company, is a plaintiff in a lawsuit that was filed on April 22, 2024 against Meridian Diagnostics LLC in State Court of Fulton County, Georgia. The Company is seeking approximately $170,000 for claims related to the provision of marketing services to the defendant. In response to the filing of the complaint, Meridian Diagnostics filed a counterclaim against the Company and denies the allegations and seeks attorney's fees. This litigation is in the discovery phase, and as such, the Company is unable to estimate the range of potential loss.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock was approved for quotation on the OTC Pink Market maintained by OTC Markets under the symbol “RELT” on or around January 24, 2020, and trading of our common stock has since moved to the OTCQB Market maintained by OTC Markets. On February 3, 2025, the symbol was changed to “ONAR”.  The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.

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

12 Month Period Ended December 31, 2024	High	Low

Quarter ended December 31, 2024	$0.10	$0.06
Quarter ended September 30, 2024	0.12	0.06
Quarter ended June 30, 2024	0.28	0.03
Quarter ended March 31, 2024	0.28	0.06

12 Month Period Ended December 31, 2023	High	Low

Quarter ended December 31, 2023	$0.30	$0.02
Quarter ended September 30, 2023	0.12	0.06
Quarter ended June 30, 2023	0.11	0.05
Quarter ended March 31, 2023	0.15	0.09

Holders

As of April 8, 2025, we had 111,002,035 shares of common stock outstanding, held by 58 stockholders of record, 1,000 shares of Series A Preferred Stock designated and issued and outstanding, held by one stockholder of record, 9,000 shares of Series B Preferred Stock designated and issued and outstanding, held by two stockholders of record and 6,570 shares of Series C Preferred Stock designated and issued and outstanding, held by three stockholders of record.

Dividends

To date, we have not declared or paid any dividends on our outstanding shares. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings to finance our operations and future growth, our Board of Directors (currently consisting solely of Mr. Zdanow) will have discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements and other factors, which our Board of Directors may deem relevant.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, we issued $2,110,000 of notes payable.  In connection with the issuance of the notes, we issued 6,205,882 shares of our common stock to the holders thereof as bonus shares. The notes and the shares of common stock were exempt from registration under Section 4(a)(2) of the Securities Act.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2024, and 2023.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Plan of Operations

We had working capital of $(4,033,419) as of December 31, 2024. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We will require additional funding in the future to expand or complete acquisitions and as of the date of this filing are in the process of finalizing the terms of further investment from existing and new investors to fund our business operations and our pending acquisition under letter of intent “LOI” as of February 17, 2025. Our plan for the next twelve months is to continue using the same marketing and management strategies while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise. We plan to raise additional required funding the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues and may require us reducing expenses to continue operating the business.

Results of Operations

For the Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023

We had revenue of $2,573,386 for the year ended December 31, 2024, compared to revenue of $2,802,065 for the year ended December 31, 2023, an decrease of $228,679 or 8% from the prior period. Revenues declined due to changes in the Company’s customer mix and an emphasis higher margin customers, which was partially offset by our acquisition of Reliant Pools during the period.

We had cost of goods sold of $2,613,942 for the year ended December 31, 2024, compared to cost of goods sold of $2,928,523 for the year ended December 31, 2023, a decrease of $314,581 or 11% from the prior period. Cost of goods sold decreased mainly due a reduction in staff costs and general cost saving initiatives undertaken by management.

We had general and administrative expenses of $1,354,528 for the year ended December 31, 2024, compared to general and administrative expenses of $886,822 for the year ended December 31, 2023. General and administrative expenses increased by $467,706 or 53% from the prior period mainly due to increased costs for costs attributable to being a public company.

We had depreciation and amortization of $585,109 for the year ended December 31, 2024, compared to depreciation and amortization of $557,631 for the year ended December 31, 2023. Depreciation and amortization increased by $27,478 or 5% from the prior period mainly due to increased in fixed assets and additions of intangible assets during the period.

We had interest expense of $436,861 for the year ended December 31, 2024, compared to interest expense of $88,039 for the year ended December 31, 2023, due to interest costs in connection with new loans during 2024 to fund operations as described in greater detail under “Liquidity and Capital Resources” below.

We had merger and transaction related expenses of $461,115 for the year ended December 31, 2024 and compared to $-0- for the year ended December 31, 2023. This increase is the result of additional costs incurred for the acquisition of Reliant Holdings during the period as well as the investigation of other potential acquisitions none of which resulted in any binding commitments.

We had a change in fair value of investments of $178,387 for the year ended December 31, 2024 and compared to $-0- for the year ended December 31, 2023. This increase is the result of changes in the market price of our investments which we received as compensation for services provided during the year ended December 31, 2024.

We had a loss on extinguishment of debt of $363,871 for the year ended December 31, 2024 and compared to $-0- for the year ended December 31, 2023. This increase is the result of the issuance of replacement notes payable and common to certain note holders as a result of the acquisition of Reliant Holdings during year ended December 31, 2024.

Liquidity and Capital Resources

We had total assets of $2,449,974 as of December 31, 2024, consisting of total current assets of $967,279.  We had total liabilities of $5,000,698 as of December 31, 2029, all of which was current as of December 31, 2024.  We had working capital of $(4,033,419) as of December 31, 2024, compared to working capital of $(1,818,769) as of December 31, 2023.

We used $1,717,888 of cash in operating activities for the year ended December 31, 2024, as compared to $377,300 of net used in operating activities for the year ended December 31, 2023. Net cash used in operating activities for the 2024 period was mainly due to our net loss $3,083,156,

We had $69,079 of net cash used in investing activities for the year ended December 31, 2024 as compared to $415,123 used in investing activities for the year ended December 31, 2023. The key drivers for the change were the cash acquired in our acquisition of Reliant Holdings of $374,294 which was offset by a loan to an affiliate of $400,700 for the purpose of effecting the reverse merger.

We had $2,125,150 of cash provided by financing activities for the year ended December 31, 2024, which was mainly due to $2,110,000 of proceeds from the issuance of notes payable during the period. We had $778,868 of net cash provided by financing activities for the year ended December 31, 2023, which was mainly due to proceeds provided by a shareholder of $542,500 during the period.

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

Performance Obligations Satisfied Over Time

The majority of the Company’s pool services revenue is derived from construction contracts and projects that typically span between 4 to 12 months. The Company’s construction contracts will continue to be recognized over time because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and, therefore, the customer controls the asset as it is being constructed.  Contract costs include labor, material, and indirect costs.

Performance Obligations Satisfied at a Point in Time

Revenue for the Company’s pool services contracts that do not satisfy the criteria for over time recognition is recognized at a point in time. Substantially all of the Company’s revenue recognized at a point in time is for work performed for pool maintenance or repairs.  Unlike the Company’s construction contracts that use a cost-to-cost input measure for performance, the pool maintenance or repairs utilize an output measure for performance based on the completion of a unit of work. The typical time frame for completion of these services is less than one month. Upon fulfillment of the performance obligation, the customer is provided with an invoice (or equivalent) demonstrating transfer of control or completion of service to the customer. We believe that point in time recognition remains appropriate for these contracts and will continue to recognize revenues upon completion of the performance obligation and the issuance of an invoice.

Contract modifications are routine in the performance of the Company’s contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Backlog

On December 31, 2024, we had approximately $154,000 of remaining performance obligations on the Company’s construction contracts, which we also refer to as backlog. We expect to recognize the Company’s backlog as revenue during the next 12 months.

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

Variable Consideration

Transaction price for the Company’s contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company’s  estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of The Company’s  anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in the Company’s  favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract was material to the Company’s  consolidated financial statements for the  years ended December 31, 2024 and 2023.

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

Advertising & Marketing Services

The Company enters into Master Services Agreement (“MSA”) and Scope of Work (“SOW”) which govern the terms of the Company’s performance obligation for purposes of revenue recognition.

The Company’s performance obligation of Advertising & Marketing Services which encompasses the following integrated and interdependent services:

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

5.

Data, Analytics, and AI: The implementation, measurement, and management of data, as well as leveraging AI to forecast and interpret the data. Data is derived from historical advertising campaigns, new advertising campaigns, client data, third party data, and an array of sources depending on the needs and requirements of the client.

These services can be integrated and interdependent, all contributing to the goal of improving the client's business performance, revenue, and brand awareness over time. Revenue is recognized over time as the services are provided and the performance obligation is satisfied, consistent with the ongoing optimization efforts. Amounts recognized but not yet invoiced to the customer are included as ‘contract assets’ within the accompanying consolidated balance sheets.

A monthly fee is charged for ongoing services. Any additional services outside the agreed-upon scope, such as the inclusion of additional services, are subject to prior written approval and will result in additional fees. Retainers received for future services are classified as ‘deferred revenue’ within the accompanying consolidated balance sheets.

Executive Management Services

The Company’s chief executive officer and financial team provide executive management services to certain affiliated entities at a fixed monthly rate. Revenue is recognized over time as the services are provided and the performance obligation is satisfied, consistent with the ongoing benefits the affiliated entities receive as the services are rendered.

Accounts Receivable and Accounts Receivables, Related Party

The Company does not charge interest to its customers and carries its customers’ receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contract and acceptance by the customer, or earlier as provided by the contract. Based on the Company’s experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year.

The Company grants trade credit, on a non-collateralized basis (with the exception of lien rights against the property in certain cases), to its customers and is subject to potential credit risk related to changes in business and overall economic activity. The Company records an allowance for credit losses to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, current economic trends and expected future losses. Accounts are considered delinquent when payments have not been received within 30 days and are written off when management determines that collection is not probable. During the years ended December 31, 2024 and 2023, the Company recognized allowances for future credit losses totaling $- and $504,612 respectively. During the year ended December 31, 2024, and 2023, $25,679 and $47,594 of accounts receivable were charged off against the allowance for doubtful accounts. As of December 31, 2022, the Company’s accounts receivable balance was $3,800 and accounts receivables, related party, was $-0-. As of December 31, 2024 and 2023, the Company’s allowance for doubtful accounts was $274,309 and $497,745, respectively.

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

Impairment Assessment

The Company evaluates intangible assets and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable and at least annually on December 31st. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset’s carrying amount may not be recoverable. The recoverability of these assets is measured by comparing the carrying amount of each asset to the future cash flows the asset is expected to generate. If the cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:

The Board of Directors and Stockholders of

Onar Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Onar Holding Corporation (the “Company”) as of December 31, 2024, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans with regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Description of the Matter

As disclosed in Note 1 to the consolidated financial statements, the Company reviewed the carrying value of goodwill annually and whenever events or changes in circumstances indicate that impairment may have occurred. The Company’s goodwill totaled $458,335 as of December 31, 2024. We identified the auditing of the valuation of goodwill as a critical audit matter because it represents a significant portion of the Company’s total assets, and it requires complex and a significant amount of judgment to evaluate management’s assumptions, including the method used to allocate the goodwill to a reporting unit (“the reporting unit”), the Company’s assessment over the qualitative factors to determine whether the carrying value of reporting unit exceeded their fair value.

The primary procedures we performed to address this critical audit matter included the following, among others:

·	We obtained an understanding of the process utilized by the Company’s management to evaluate the fair value of the reporting unit.
·

We tested the Company’s process and evaluated the reasonableness of the qualitative factors that management used in its analysis, including the management’s historical performance at the reporting unit level, and market and industry overall trends.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2024.

San Mateo, California

April 15, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Integrum Group LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Integrum Group LLC (the Company) as of December 31, 2023 and the related consolidated statement of operations, member’s equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 “Going Concern” to the financial statements, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 “Going Concern”. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there were no critical audit matters.

Farber Hass Hurley LLP

We have served as the Company’s auditor since 2024. Oxnard, CA

January 31, 2025

ONAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS

Current assets:
Cash	$339,199	$1,015
Accounts receivable, net	79,483	94,596
Investments in equity securities	371,151	-
Investments in equity securities, related party	118,048	-
Prepaid expenses and other current assets	59,398	30,216
Total current assets	967,279	125,827

Other assets:
Property and equipment	106,741	4,575
Intangible Assets, customer relationships, net	331,048	899,304
Goodwill	458,335	-
Accounts receivable, related party, net	-	19,000
Employee loan receivable, net	160,822	285,822
Advance to affiliated entity	400,700	-
Right of use asset	25,049	94,697
Total other assets	1,482,695	1,303,398

Total assets	$2,449,974	$1,429,225

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$319,684	$225,559
Accrued expenses and other liabilities	1,200,402	658,266
Lines of credit	219,775	224,954
Deferred revenue	155,504	23,504
Contract liabilities	169,748	-
Accrued expenses and advances, related party	228,079	170,616
Lease liability	25,337	94,697
Notes payable	2,121,719	-
Notes payable, related party	560,450	547,000

Total current liabilities and total liabilities	5,000,698	1,944,596

Commitments and contingencies (Note 7)

Stockholders’ Equity (Deficit):
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of December 31, 2024 and 2023, respectively*	-	-
Preferred stock, Series A, 1,000 shares authorized, $0.001 par value, 1,000 and 1,000 issued and outstanding as of December 31, 2024 and 2023, respectively*	1	1
Preferred stock, Series B, 10,000 shares authorized, $0.001 par value, 3,125 and 3,545 issued and outstanding as of December 31, 2024 and 2023, respectively*	3	4
Preferred stock, Series C, 6,570 shares authorized, $0.001 par value, 6,570 and 6,570 issued and outstanding as of December 31, 2024 and 2023, respectively*	7	7
Preferred stock, Series D, 100 shares authorized, $0.001 par value, 0 and 100 issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Common stock, 450,000,000 shares authorized, $0.001 par value, 112,380,049 and 16,785,000 issued and outstanding as of December 31, 2024 and 2023, respectively*	112,380	16,785
Additional paid-in capital	2,017,894	1,065,685
Accumulated deficit	(4,681,009)	(1,597,853)
Total stockholders’ deficit	(2,550,724)	(515,371)

Total liabilities and stockholders’ deficit	$2,449,974	$1,429,225

*Shares and per share data are presented on a retroactive basis to give effect to the reverse recapitalization.

The accompanying notes are an integral part of these consolidated financial statements.

ONAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023

Revenue (including $81,955 and $606,000 of related party revenue, respectively, Note 5)	$2,573,386	$2,802,065
Cost of revenues	2,613,942	2,928,523
Gross profit (loss)	(40,556)	(126,458)

Operating expenses:
General and administrative	1,354,527	886,822
Depreciation and amortization	585,109	557,631
Total operating expenses	1,939,636	1,444,453

Loss from operations	(1,980,192)	(1,570,911)

Other (income) expense:
Interest expense	436,861	88,039
Transaction costs for merger	461,115	-
Other (income) expense	19,498	82,952
Change in fair value of investments	(178,381)	-
Loss on extinguishment of notes payable	363,871	-
Total other(income)expense	1,102,964	170,991

Provision for income tax	-	-

Net loss	$(3,083,156)	$(1,741,902)

Net loss per share - basic and diluted	$(0.15)	$(0.11)

Weighted average common shares outstanding	20,181,605	16,584,443

The accompanying notes are an integral part of these consolidated financial statements.

ONAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock												Members'
	Series A*		Series B*		Series C*		Series D*		Common Stock*		Additional		Capital
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	of HLDCO	Total

Balance December 31, 2022 - Pre reverse merger	-	-	-	-	-	-	-	-	-	-	-	-	160,846	160,846

Effect of reverse merger (Note 2)	1,000	1	3,545	4	6,570	7	100	-	16,785,000	16,785	-	144,049	(160,846)	-

Balance December 31, 2022 - Post reverse merger	1,000	1	3,545	4	6,570	7	100	-	16,785,000	16,785	-	144,049	-	160,846

Contributions by members of HLDCO	-	-	-	-	-	-	-	-	-	-	1,075,685	-	-	1,075,685

Distributions to members of HLDCO	-	-	-	-	-	-	-	-	-	-	(10,000)	-	-	(10,000)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,741,902)	-	(1,741,902)

Balance December 31, 2023	1,000	$1	3,545	$4	6,570	$7	100	$-	16,785,000	$16,785	$1,065,685	$(1,597,853)	$-	$(515,371)

Contributions by members of HLDCO	-	-	-	-	-	-	-	-	-	-	126,000	-	-	126,000

Distributions to members of HLDCO	-	-	-	-	-	-	-	-	-	-	(236,897)	-	-	(236,897)

Consideration transferred for acquisition of HLDCO	-	-	-	-	-	-	-	-	-	-	688,732	-	-	688,732

Conversion of preferred shares	-	-	(420)	(1)	-	-	(100)	-	84,132,420	84,132	(84,131)	-	-	-

Issuance of shares upon issuance of replacement notes payable	-	-	-	-	-	-	-	-	11,462,629	11,463	458,505	-	-	469,968

Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,083,156)	-	(3,083,156)

Balance December 31, 2024	1,000	$1	3,125	$3	6,570	$7	-	$-	112,380,049	$112,380	$2,017,894	(4,681,009)	$-	$(2,550,724)

*Shares and per share data are presented on a retroactive basis to give effect to the reverse recapitalization.

The accompanying notes are an integral part of these consolidated financial statements.

ONAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
Operating Activities
Net loss	$(3,083,156)	$(1,741,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	585,109	557,631
Amortization of employee loan receivable	125,000	94,178
Lease expense	192	-
Change in fair value of investment in equity securities	(178,381)	-
Expenses paid directly from proceeds of note payable	-	4,500
Expenses paid by members	-	3,848
Allowance for credit losses	-	504,612
Loss on extinguishment of notes payable	363,871	-
Changes in operating assets and liabilities:
Accounts receivable	(134,887)	(76,796)
Accounts receivable, related party	19,000	(523,612)
Prepaid expenses and other assets	(29,182)	(6,687)
Accounts payable	80,496	(64,401)
Accrued expenses and other liabilities	573,566	839,941
Accrued expenses and advances, related party	(104,984)	65,150
Deferred revenue	132,000	(33,762)
Customer contracts	94,286	-
Net cash provided by (used in) operating activities	(1,717,888)	(377,300)

Investing Activities
Purchase of property and equipment	(42,672)	-
Cash acquired on acquisition of Reliant Holdings, Inc.	374,294	-
Loan receivable	-	(380,000)
Advance to affiliate	(400,700)	-
Acquisition of intangible assets	-	(35,123)
Net cash used in investing activities	(69,078)	(415,123)

Financing Activities
Proceeds from issuance of notes payable	2,110,000	542,500
Repayment of notes payable	(44,671)	-
Proceeds from issuance of notes payable, related party	430,450	-
Repayment of notes payable, related party	(417,000)	-
Repayment of advances, to related party	(681,755)
Advances, to related party	844,202
Advances from member of HLDCO, the legal acquiree	-	955,116
Repayment of advances from member of HLDCO, the legal acquiree	-	(884,940)
Repayment of line of credit	(95,344)	(153)
Proceeds from line of credit	90,165	660
Distributions to members of HLDCO, the legal acquiree	(236,897)	(10,000)
Contributions from members of HLDCO, the legal acquiree	126,000	175,685
Net cash provided financing activities	2,125,150	778,868

Net change in cash	338,184	(13,555)
Cash - beginning of year	1,015	14,570
Cash - end of year	$339,199	$1,015

Supplemental cash flow disclosures
Interest paid	$134,385	$111,439
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Recognition of right of use asset and lease liability	$-	$178,760
Contribution of accrued guaranteed payments to member to capital	$-	$900,000
Intangible assets acquired through accounts payable	$-	$29,305
Cash acquired on acquisition of Reliant Holdings, Inc.	$688,732	$-
Investment in equity securities received in settlement of accounts receivables, related party	$160,818	$-
Investment in equity securities received for services	$150,000	$-
Conversion of preferred stock to common stock	$84,132	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONAR Holding Corporation

Notes to the Consolidated Financial Statements

Note 1. The Company and Summary of Significant Accounting Policies

The Company

ONAR Holding Corporation (the “Company”) was formed as a Nevada corporation under the name Reliant Holdings, Inc. on May 19, 2014. On May 23, 2014, Reliant Holdings, Inc., along with Reliant Pools, Inc., formerly Reliant Pools, G.P., which was formed in September 2013 (“Reliant Pools”) and the shareholders of Reliant Pools, entered into an Agreement for the Exchange of common stock whereby Reliant Pools, Inc. became a wholly-owned subsidiary of Reliant Holdings, Inc. Reliant Holdings, Inc. designs, and installs swimming pools.

On July 25, 2024, the Company acquired HLDCO, LLC (“HLDCO”) and its subsidiary Integrum Group LLC (“Integrum”) through a reverse merger where the shareholders of HLDCO entered into an Agreement to Contribute the membership interests of HLDCO to the Company in return for common stock of the Company, whereby HLDCO became a wholly-owned subsidiary of Reliant Holdings Inc. Integrum was formed in July 2021 as a Delaware entity and is currently headquartered in Los Angeles, California. Integrum specializes in marketing solutions through a technology-enabled independent marketing agency brand network. Its services span various industries, including performance digital marketing, healthcare industry marketing, and experiential marketing.

On August 23, 2024, the Company filed with the Secretary of State for Nevada a Certificate of Amendment to the Articles of Incorporation, changing its name to ONAR Holding Corporation.

On September 12, 2024, Integrum filed a certificate of amendment to its certificate of formation with the Delaware Secretary of State, pursuant to which it changed its corporate name from Integrum Group, LLC to ONAR, LLC.

On September 17, 2024, the Company filed a Certificate of Cancelation of Limited Liability Company for HLDCO with the Secretary of State of Delaware to dissolve HLDCO, leaving ONAR, LLC as the Company's wholly owned subsidiary.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception, has negative working capital and has not generated positive cash flows from operations since inception. The Company generated a loss of $3,083,156 and $1,741,902 for the year ended December 31, 2024 and 2023, respectively. The Company also has a working capital deficiency of $4,033,419 as of December 31, 2024. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Performance Obligations Satisfied Over Time

The majority of The Company’s revenue is derived from construction contracts and projects that typically span between 4 to 12 months. The Company’s construction contracts will continue to be recognized over time on a percentage of completion basis because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and, therefore, the customer controls the asset as it is being constructed.  Contract costs include labor, material, and indirect costs. The Company estimates the percentage of completion based on accumulated cost incurred and total estimated contract cost to complete the construction project.

Performance Obligations Satisfied at a Point in Time

Revenue for The Company’s contracts that do not satisfy the criteria for over time recognition is recognized at a point in time. Substantially all of The Company’s revenue recognized at a point in time is for work performed for pool maintenance or repairs.  Unlike The Company’s construction contracts that use a cost-to-cost input measure for performance, the pool maintenance or repairs utilize an output measure for performance based on the completion of a unit of work. The typical time frame for completion of these services is less than one month. Upon fulfillment of the performance obligation, the customer is provided with an invoice (or equivalent) demonstrating transfer of control or completion of service to the customer. We believe that point in time recognition remains appropriate for these contracts and will continue to recognize revenues upon completion of the performance obligation and the issuance of an invoice.

Contract modifications are routine in the performance of The Company’s contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Backlog

On December 31, 2024, we had approximately $154,000 of remaining performance obligations on The Company’s construction contracts, which we also refer to as backlog. We expect to recognize The Company’s backlog as revenue during the next 12 months.

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

Variable Consideration

Transaction price for The Company’s contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company’s  estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of The Company’s  anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in The Company’s  favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract was material to The Company’s consolidated financial statements for the years ended December 31, 2024 and 2023.

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

These services are integrated and interdependent, all contributing to the goal of improving the Client's business performance, revenue, and brand awareness over time. Revenue is recognized over time as the services are provided and the performance obligation is satisfied, consistent with the ongoing optimization efforts. Amounts recognized but not yet invoiced to the customer are included as ‘contract assets’ within the accompanying consolidated balance sheets.

A monthly retainer is charged for ongoing services. Any additional services outside the agreed-upon scope, such as the inclusion of additional services, are subject to prior written approval and will result in additional fees. Retainers received for future services are classified as ‘deferred revenue’ within the accompanying consolidated balance sheets.

Executive Management Services

The Company’s chief executive officer and financial team provide executive management services to certain affiliated entities at a fixed monthly rate. Revenue is recognized over time as the services are provided and the performance obligation is satisfied, consistent with the ongoing benefits the affiliated entities receive as the services are rendered. See Note 5.

Accounts Receivable and Accounts Receivable, Related Party

The Company does not charge interest to its customers and carries its customers’ receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contract and acceptance by the customer, or earlier as provided by the contract. Based on the Company’s experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year.

the Company adopted ASU 2016-13, “Financial Instruments — Credit Losses (Accounting Standards Codification (“ASC”) Topic 326): Measurement on Credit Losses on Financial Instruments” The Company grants trade credit, on a non-collateralized basis (with the exception of lien rights against the property in certain cases), to its customers and is subject to potential credit risk related to changes in business and overall economic activity. The Company evaluates its accounts receivable for expected credit losses on a regular basis. The Company records an allowance for credit losses to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, current economic trends and expected future losses. Accounts are considered delinquent when payments have not been received within 30 days and are written off when management determines that collection is not probable. During the years ended December 31, 2024 and 2023, the Company recognized allowances for future credit losses totaling $0 and $504,612 respectively. During the year ended December 31, 2024, and 2023, $25,679 and $47,594 of accounts receivable were charged off against the allowance for doubtful accounts. As of December 31, 2022, the Company’s accounts receivable balance was $3,800 and accounts receivables, related party, was $-0-. As of December 31, 2024 and 2023, the Company’s allowance for doubtful accounts was $274,309 and $497,745, respectively.

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

Investments in Equity Securities

The Company holds investments in equity securities of publicly listed companies. The Company remeasures any equity securities held at each reporting period and recognizes a gain or losses for any changes in the fair value of those equity securities. The Company determines the fair value of its equity securities using quoted market prices for markets which it can access.

Property and Equipment

The Company accounts for property and equipment such as office furniture and equipment and vehicles at cost. Repairs and maintenance are expensed as incurred and significant replacements and improvements are capitalized. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Depreciation is recorded using the straight-line method over the respective useful lives of the assets. Upon the retirement or other disposition of property and equipment, the related cost and accumulated depreciation are charged to operations. During the year ended December 31, 2024 and 2023, depreciation expense was $16,853 and $2,727, respectively. The estimated useful lives of the Company’s property and equipment are:

Estimated Useful Life
Office furniture and equipment	3 years
Vehicles	5 years

Leases

ASC 842, “Leases”, requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. A number of the lease agreements may contain options to renew and options to terminate the leases early. The lease term used to calculate ROU assets and lease liabilities only includes renewal and termination options that are deemed reasonably certain to be exercised. The Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months. The ROU assets were adjusted per ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, and unamortized lease incentives provided by lessors. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur. The Company has elected not to separate lease and non-lease components for all property leases for the purposes of calculating ROU assets and lease liabilities.

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

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment on December 31st or when circumstances indicate an impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations. Impairment losses on goodwill are not reversed.

The Company has the option to assess qualitative factors to determine whether it is necessary to perform further impairment testing in accordance. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company performs further analysis by comparing the fair value of each reporting unit to its carrying amount, including goodwill. A reporting unit is an operating segment or sub-segment to which goodwill is assigned when initially recorded. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment is recognized for the difference, limited to the amount of goodwill recognized for the reporting unit. The Company has determined that no impairment of its goodwill or indefinite lived intangible assets occurred as of December 31, 2024.

Impairment Assessment

The Company evaluates its intangible assets and goodwill and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable and at least annually on December 31st. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset’s carrying amount may not be recoverable. The recoverability of these assets is measured by comparing the carrying amount of each asset to the future cash flows the asset is expected to generate. If the cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred in accordance with ASC 720-35, Other Expenses – Advertising Costs. These costs primarily include media placements, promotional materials, and digital marketing campaigns. Total marketing and advertising expenses for the years ended December 31, 2024 and 2023, were approximately $24,000 and $2,500, respectively.

Earnings Per Share

In accordance with accounting guidance now codified as ASC Topic 260, “Earnings (Loss) per Share,” basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were no dilutive shares outstanding during the years ended December 31, 2024 and 2023.

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740 “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has a net operating loss carryforward, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for deferred tax assets resulting from this net operating loss carryforward.

Fair Value Measurements

The Company’s financial instruments consist of cash, accounts receivable, investments, accounts payable, notes payable, accrued expenses and advances, related party. The estimated fair value of cash, accounts receivable, accounts payable, notes payable and advances from related parties approximate their carrying amounts due to the short-term nature of these instruments.

Certain non-financial assets are measured at fair value on a nonrecurring basis but are subject to periodic impairment tests. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in accessible active markets.

Level 2 - Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect a company’s own assumptions about the inputs that market participants would use.

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

Note 2. Acquisition of HLDCO LLC

On June 13, 2024 Claude Zdanow via Mount Olympus Ventures, Inc (“Mount Olympus”), purchased the 1,000 shares of Series A Preferred Stock from Elijah May directly. As a result of the transaction there was a change in control of the Company. On June 13, 2024, Elijah May, as the Company’s sole director, resigned from his positions as director, Chief Executive Officer, and President of the Company, effective as of June 13, 2024. Claude Zdanow was appointed as a director of the Company by its Board of Directors, holding the position of Chief Executive Officer.

On June 17, 2024, the Company entered into the acquisition of 100% ownership of HLDCO, LLC, a Delaware limited liability company (the “Agreement”). The transaction was by and between the Company and the Members of HLDCO, LLC, which include Mount Olympus Ventures, Inc., Apollo Management Group, Inc., and M2B Funding Corp. Mount Olympus Ventures, Inc., via the owner Claude Zdanow, has a material relationship with the Company, via his appointment as a director and officer of the Company, and through Mount Olympus Ventures, Inc.’s acquisition of 100% of the Series A Preferred Stock of the Company.

The nature and amount of consideration given or received for the assets was  exactly 3,545 shares of newly designated Series B Preferred Stock, par value $0.001 per share, exactly 6,570 shares of newly designated Series C Preferred Stock, par value, $0.001 per share, and exactly 100 shares of Series D Preferred Stock, par value $0.001 to be given to each of the Members of HLDCO, LLC as described in the Agreement.

On July 18, 2024, the Company filed the designations for the Series B, Series C, and Series D preferred shares pursuant the Agreement. On July 25, 2024, the Board of Directors issued those shares of respective preferred stock to the members of HLDCO, LLC, to complete the acquisition (the “Closing”).

Management determined that the acquisition of HLDCO was a reverse acquisition as defined within ASC 805, and that HLDCO was the accounting acquirer or legal acquiree. The Company determined that HLDCO was the accounting acquirer based on the guidance contained within ASC 805-40. The significant factors that led to the Company’s conclusion were (i) the Mr. Zdanow and the members of HLDCO obtained 98% of the voting interest of  the Company through the preferred shares held by these parties, (ii) at Closing, the remaining Company shareholders held 2% of the voting interest of the Company, (iii) the composition of executive management and the governing body changed such that the sole director and executive officer of HLDCO became the sole director and shareholder of the Company which provided control over the operations of the Company, and (iv) HLDCO was significantly larger than the Company when considering both total assets and operations. As a result, the Company has applied purchase accounting as of the Closing of the acquisition and reflected the historical financial position and operations of HLDCO as the surviving entity. The assets and liabilities the Company were recognized at fair value as of the Closing and the results of its operations have been included within the consolidated statements of operations from that date forward with all historical activity reflective of the operations of HLDCO.

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

The consideration transferred was allocated to the assets acquired and liabilities assumed on a preliminary basis as follows:

Cash	$374,294
Property and equipment	76,347
Right of use asset	38,109
Accounts payable	(13,629)
Accrued expenses	(74,667)
Billings in excess of cost	(75,462)
Notes payable	(56,390)
Operating lease liability	(38,205)
230,397
Goodwill	458,335
Assets and liabilities acquired	$688,732

The goodwill recognized as a result of the acquisition of the Company is attributable primarily to expected synergies and the assembled workforce. None of the goodwill is expected to be deductible for income tax purposes.

The amounts of revenue and net loss of Reliant, included in the Company’s consolidated statements of operations for the year ended December 31, 2024 are as follows:

Revenues	$619,895
Net loss	$(75,539)

Consolidated unaudited pro forma information:

The following consolidated pro forma information assumes that the acquisition of HLDCO took place on January 1, 2023, for the statement of operations for the years ended 2024 and 2023. These amounts have been estimated after applying the Company’s accounting policies

	2024	2023

Revenues	$4,141,909	$5,256,867
Net loss	$(3,067,246)	$(1,619,731)

Note 3. Contracts in Process

The net asset (liability) position for pool construction contracts in process consisted of the following as of December 31, 2024 are:

Costs on uncompleted contracts	$582,003
Estimated earnings	313,386
Less: Progress billings	1,065,137
Contract liabilities, net	$(169,748)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as of December 31, 2024 are:

Costs and estimated earnings in excess of billings on uncompleted contracts	$-
Billings in excess of costs and estimated earnings on uncompleted contracts	169,748
Contract liabilities	$169,748

Note 4. Concentrations of Risk

For the years ended December 31, 2024 and 2023, the Company had the follow customer concentrations:

	Revenues
Customer	2024	2023
Customer A	20%	15%
Customer B (related party)	*	10%
Customer C	*	18%
Customer D	10%	*
Customer E (related party)	*	11%
* = Less than 10%

As of December 31, 2023, one customer accounted for 28% of total accounts receivable and less than 10% of total revenue. As of December 31, 2024, the Company did not have any significant customer concentrations within its accounts receivable.

Note 5. Related Party Transactions

Executive Expense Reimbursements

During the years ended December 31, 2024 and 2023, the Company recognized expense reimbursements in the form of informal, undocumented due on demand advances to the Company made by its CEO using his personal finances. This includes cash infusions as well as paying expenses on behalf of the Company.

The Company repaid these advances as funds were available and in some instances remitted amounts in excess of the advances made which were applied to future expenses of the Company. The following tables detail the cash loaned, direct expenses paid and cash repayments made by the Company during the years ended December 31, 2024 and 2023.

Year ended December 31, 2024
Cash Advances	Directly Paid Expenses	Expense Reimbursements	Cash Repayments
$844,202	$-	$395,829	$(681,755)

Year ended December 31, 2023
Cash Advances	Directly Paid Expenses	Expense Reimbursements	Cash Repayments
$955,116	$3,848	$-	$(884,940)

As of December 31, 2024 and 2023, $190,579 and $170,616 was due to the Company’s CEO and is reflected in ‘accrued expenses and advances, related party’ in the accompanying consolidated balance sheets.

Advance to Affiliated Entity

During the year ended December 31, 2024, the Company advanced an entity controlled by the Company’s CEO $400,700. This advance is informal, due on demand, bears no interest and is unsecured. As of December 31, 2024 the balance remains outstanding and is included in ‘employee loans receivable, net’ on the accompanying consolidated balance sheets.

On March 11, 2025, this advanced was formalized into a promissory note receivable. Under the new terms, the note bears interest at 5% per annum, requires no monthly payments, is unsecured and is due on March 11, 2035. The Company classifies this 10-year note receivable as a held-to-maturity debt instrument under ASC 320, as it has the positive intent and ability to hold the note until its maturity date. The note is initially recognized at fair value, and is measured at amortized cost using the effective interest method subsequently. The note is presented on the balance sheet at its amortized cost, inclusive of accrued interest. The stated interest rate reflects the effective yield, resulting in a carrying value that equals the principal plus accumulated interest receivable.

Accrued Expenses, Related Party

As of December 31, 2024, the Company owed a related party $37,500 in the form of an advance. This advance was included in the acquisition of Reliant and has not been repaid. The advance is due on demand, bears no interest and unsecured. This advance is reflected in ‘accrued expenses, related party and advances, related party’ in the accompanying consolidated balance sheets.

Revenues and Accounts Receivable, related party

During the years ended December 2024 and 2023, the Company recognized revenues of approximately $82,000 and $606,000 to entities which share common management. As of December 31, 2024 and 2023, approximately $0 and $19,000 was due from these entities and is included in ‘Accounts receivables, related party’ on the accompanying consolidated balance sheets.

During the year ended December 31, 2024, as part of a settlement agreement, the Company received publicly listed securities as payment for the balance due from an affiliated entity. The Company recognized approximately $118,000 of the fair value of these securities as payment for approximately $363,000 due from this entity and recognized a loss on settlement of approximately $245,000.

Notes Payable

The Company has 5 notes payable due to a related party as described in Note 8. As of December 31, 2024 and 2023, accrued interest due under these notes was $-0- for both periods.

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

On June 13, 2024 Claude Zdanow purchased 1,000 shares of Series A Preferred Stock directly from Elijah May. As a result of the transaction there was a change in control of the Company as further described in Note 2.

Series B Preferred Stock

The Series B Preferred Stock (Series B Stock) consists of 3,545 shares having a “Face Value” of $1,000 per share. Each share of Series B Preferred Stock converts into common stock at a conversion price equal to 90% of the Volume Weighted Average Price of the Company’s common stock for the 10 days prior to any conversion. In addition, holders of the Series B Preferred Stock shall receive a quarterly dividend equal to 2% of the total value of the Series B Preferred Stock, on a pro rata basis, issued and outstanding determined by multiplying the number of shares of Series B Preferred Stock times the Face Value.  Dividends may be paid in cash, common stock or Series B Preferred Stock at that discretion of the holder. The Series B Preferred Stock also have preference in liquidation to all other classes unless otherwise waived by the Holders. The Series B Preferred Stock have no voting rights. Additional rights and obligations are described in the exhibit attached hereto.

On December 30, 2024 and December 31, 2024, the holders of the Series B Stock converted 420 shares of the Series B Stock into 9,132,420 shares of common stock under contract terms and no gain or loss was recognized.

Series C Preferred Stock

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

Series D Preferred Stock

The Series D Preferred Stock (Series D Preferred Stock) consisted of 100 shares having a “Face Value” of $1,000 per share. The Certificate of Designations of the Series D Preferred Stock provided that Each share of Series D Preferred Stock would automatically convert into 750,000 shares of common stock, effective at such time that the Company had taken such steps to increase the authorized number of shares of common stock sufficient to honor the conversion of all shares of Series D Preferred Stock, which occurred on December 23, 2024. Each share of Series D Preferred Stock had voting rights equal to 750,000 votes per share.

On December 23, 2024, all 100 shares of Series D Preferred Stock automatically converted into an aggregate of 75,000,000 shares of common stock under contract terms and no gain or loss was recognized. As a result, the Series D Preferred Stock ceased to be outstanding.

Common Shares

The Company is authorized to issue 450,000,000 shares of common stock, $0.001 par value. Each share of common stock is entitled to one vote on matters submitted to the shareholders for approval.

During the year ended December 31, 2024, the Company recognized the issuance of 11,462,629 shares of common stock to certain noteholders as a result of the extinguishment and replacement of their respective notes payable. See Note 8.

Note 7. Commitments and Contingencies

Leases

The Company leases approximately 1,000 square feet of office space in Austin, Texas. On March 8, 2024, the Company renewed the office lease for a term of 20 months through November 30, 2025. The monthly rental cost for the period from April 1, 2024 to April 1, 2025 is $2,320 and for the rental cost for the period from April 1, 2024 to November 30, 2025 is $2,400. The real property lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

On June 9, 2023, HLDCO entered into a one-year lease arrangement with a third party for apartment space in Los Angeles, California, for the Company’s Chief Executive Officer. This lease requires monthly minimum payments of $12,650. The Company determined this lease represented an operating type lease at inception and recognized right-of-use asset and related lease liability of approximately $179,000.

Initially, the Company measured the right of use asset and liability associated with this lease using the following inputs:

Remaining lease term (“in years”)	0.91
Discount rate	6.4% and 18.00%

The Company records rent on straight-line basis over the terms of the underlying lease. Estimated future minimum lease payments under the lease as of December 31, 2024 are as follows:

Year Ending December 31,	Amount
2025	$26,160
Total remaining lease payments	26,160
Less: imputed interest	1,111
Present value of remaining lease payments	$25,049

Rent expense for the years ended December 31, 2024 and 2023 was approximately $90,000 and $73,000 respectively, and was included in ‘general and administrative’ expenses in the accompanying consolidated statements of operations. The Company paid approximately $90,000 and $74,000 respectively, in lease payments during the years ended December 31, 2024 and 2023 and are included in the Company’s operating cash flows for both periods.

Payroll tax liabilities

For the year ended December 31, 2023, the Company did not remit federal income tax, social security, Medicare or local and state income taxes which were withheld from the Company’s employees payroll. The Company has estimated and accrued fines and penalties associated with the amounts which have not been remitted and includes this amounts in accrued expenses in the accompanying consolidated balance sheets.  As of December 31, 2024 and 2023, the balance due was $516,807 and $462,367, respectively.

Customer legal dispute

VMed Services, LLC a subsidiary of the Company, is a plaintiff in a lawsuit that was filed on April 22, 2024 against Meridian Diagnostics LLC in State Court of Fulton County, Georgia. The Company is seeking approximately $170,000 for claims related to the provision of marketing services to the defendant. In response to the filing of the complaint, Meridian Diagnostics filed a counterclaim against the Company and denies the allegations and seeks attorney's fees. This litigation is in the discovery phase, and as such, the Company is unable to estimate the range of potential loss.

Note 8. Debt

Notes payable

	December 31, 2024	December 31, 2023
Promissory note due to a related party which matured during March 2024, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets.	$-	$400,000
Promissory note due to a related party maturing on December 20, 2024, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets.	164,450	130,000
Promissory note due to a related party matured on November 21, 2023, requiring interest only payments monthly, bearing interest at 12% per annum and secured by all HLDCO’s assets. This note was past due as of December 31, 2023 and was repaid during 2024.	-	17,000
Promissory note due to a related party maturing on August 16, 2025, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets.	105,000	-
Promissory note due to a related party maturing on September 27, 2024, requiring interest only payments monthly, bearing interest at 12% per annum and secured by all HLDCO’s assets.	61,000	-
Promissory note due to a related party maturing on November 10, 2024, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets.	210,000	-
Promissory notes issued between March 2024 and July 2024 due one year from issuance, requiring interest only payments monthly, bearing interest at 18% per annum and are unsecured. These notes mature March 2025 through July 2025.	2,110,000	-
Promissory note due to a related party maturing on December 20, 2025, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets.	20,000	-
Term note with a bank secured by car, payable in monthly installments of $939, including interest at 6.79% through October 4, 2030	11,719	-
Total notes payable	$2,682,169	$547,000

Replacement Notes

As a result of the acquisition of HLDCO (See Note 2), the Company became obligated to issue shares of common stock and replacement notes payable to holders of Integrum’s notes payable none of which were related parties. The Company was required to issue new notes with itself as borrower with such new notes being convertible six months after the closing of the HLDCO acquisition (the “Replacement Notes”). The Replacement Notes have substantially similar terms as the original notes payable except that six months after the Closing the Replacement Notes will become convertible into the common stock of the Company. The conversion price is determined after the six months has lapsed and is fixed after that date.

Additionally, three months after the closing of the HLDCO acquisition, the Company was required to issue common stock in settlement of accrued interest through the date of issuance plus a bonus equal to 25% of the outstanding principal of the related note payable.

The Company determined that the issuance of the Replacement Notes along with the shares of common stock represented an extinguishment of the original notes payable under US GAAP. Accordingly, the Company recognized a loss on extinguishment of $363,871 which was determined by reference to the difference between the fair value of the consideration transferred and the carrying value of the original notes payable.

Line of Credit

On July 28, 2022, The Company entered into a $225,000 line of credit agreement with a financial institution. The line of credit matures on July 28, 2024, has an interest rate of 10% per annum and requires monthly interest only payments with all principal and accrued interest due at maturity. As of December 31, 2024 and 2023, the outstanding principal totaled approximately $220,000 and $225,000, respectively.

Note 9. Intangible assets

The Company’s intangible assets as of December 31, 2024 are summarized as follows:

		Historical	Accumulated
Type	Useful Life	Cost	Amortization	Net
Customer relationships	3.5 years	$1,988,893	$1,657,844	$331,049

The Company’s intangible assets as of December 31, 2023, are summarized as follows:

		Historical	Accumulated
Type	Useful Life	Cost	Amortization	Net
Customer relationships	3.5 years	$1,988,893	$1,089,589	$899,304

Future amortization of the Company’s intangible assets as of December 31, 2024 are as follows:

December 31,	Amount
2025	$266,702
2026	60,200
2027	4,147
$331,049

Note 10. Employee Loans Receivable

Forgivable Loans

In order to attract and retain highly skilled professionals, the Company may issue forgivable loans to employees and non-employee experts. The principal amount of forgivable loans and accrued interest is forgiven by the Company over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with the Company and complies with certain contractual conditions.

On March 30, 2023, the Company entered into a forgivable loan agreement with an independent contractor in the amount of $250,000 with 8% per annum interest rate. The loan is to be repaid through services rendered by the independent contractor over the term of the loan which is 2 years. If the independent contractor’s services are not to the Company’s satisfaction, the Company has the right, in its sole discretion, to require repayment of the loan in cash from the independent contractor.

In order to reflect the services received through the issuance of these forgivable loans, the Company amortizes the balance of such loans as a component of ‘salaries and related expenses’ over the requisite service period of the loan. During the years ended December 31, 2024 and 2023, the Company recognized amortization related to forgivable loans of $125,000 and $94,178, respectively, which is included within ‘cost of revenues’ in accompanying consolidated statements of operations.

Other Loans

On June 20, 2023, the Company entered into a promissory note in the amount of $130,000 with the same independent contractor as the March 30, 2023, forgivable loan. The promissory note was due on June 20, 2024 and bared interest at 36% per annum. Any outstanding principal and accrued interest is due on the maturity date. The contractor also has the right to, in lieu of cash payments, to provide future services to the Company in reduction of principal or interest. The note is currently past due, the parties are in negotiations to extend the term of the note or settle the obligation for its original amount. The Company has not recognized any interest associated with this promissory note during the years ended December 31, 2024 or 2023.

Note 11. Segments

As a result of the Reliant acquisition, the Company determined that there are two reportable segments. These segments have different strategic and economic goals and are managed separately because they require different technology and marketing strategies.

Reportable Segment	Description
Advertising and Marketing	Providing a single source for all technology enabled digital advertising, experiential marketing, healthcare marketing, and brand development strategies.
Pools	Providing the installation and maintenance of residual pools within the Dallas/Fort Worth Metroplex in Texas, United States.

The Company’s Chief Executive Officer is the chief operating decision maker and reviews the internal management reports for each segment at least quarterly. During the years ended December 31, 2024 and 2023, there were no significant inter-company revenues or expenses. The chief operating decision maker assesses performance for each segment and decides how to allocate resources based on segment operating losses that also is reported on the consolidated statement of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

Information regarding each reportable segment for the year ended December 31, 2024, is as follows:

	Pool Services	Advertising and Marketing	Total
Revenue	$619,895	$1,953,491	$2,573,386
Cost of revenues	590,660	2,023,282	2,613,942
General and administrative	99,814	1,254,714	1,354,528
Depreciation and amortization	6,800	578,309	585,109
Segment operating loss	$(75,540)	$(3,007,617)	$(3,083,157)

Note 12 – Investment in Equities

The Company holds investments in equity securities of publicly listed companies. The Company remeasures any equity securities held at each reporting period and recognizes a gain or losses for any changes in the fair value of those equity securities. The Company determines the fair value of its equity securities using quoted market prices for markets which it can access. The following tables present the Company’s equity securities by class within the fair value hierarchy established in ASC 820.

As of December 31, 2024
Class	Level 1	Level 2	Level 3
Common stock	$489,199	$-	$-
Total	$489,199	$-	$-

As of December 31, 2024, the Company's investments were concentrated in the common stock of two entities comprising 76% and 24% of the total investment balance. Approximately 118,000 is an investment in the common stock of a related party.

Note 13 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.

Components of Income Tax Expense:

	2024	2023
Current tax expense	$-	$-
Deferred tax expense	-	-
Total income tax expense	$-	$-

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	2024		2023
Estimated federal income benefit at U.S. federal statutory tax rate	$(647,463)	(21%)	$(365,799)	(21%)
Temporary differences	38,953	1%	91,489	4%
Permanent differences	206,033	7%	365,799	21%
Valuation allowance	402,477	13%	-	0%
Estimated federal income benefit at Effective tax rate	$-	0%	$-	0%

The Company’s effective tax rate was 0% for both 2024 and 2023 due to the full valuation allowance recorded against its deferred tax assets.

Components of deferred tax assets and liabilities are as follows:

Description	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$1,950,406	$33,850
Change in fair value of equity securities	178,381	-
Total deferred tax assets	2,128,787	$33,850
Less: Valuation allowance	(1,251,908)	(33,850)
Net deferred tax assets	$876,879	$-0-

Deferred tax liabilities:
Depreciation and amortization	513,008	835,351
Loss on debt extinguishment	363,871	-
Net deferred tax liabilities	876,879	835,351
Net deferred tax assets and liabilities	-	-

As of December 31, 2024 and 2023, the Company maintained a full valuation allowance against its net deferred tax assets. Based on available evidence, including historical cumulative losses, the Company concluded it is more likely than not that the deferred tax assets will not be realized.

As of December 31, 2024, the Company had estimated federal and state net operating loss carryforwards (NOL) of approximately $1,950,406, are carried forward indefinitely subject to an 80% utilization limitation. These carryforwards are subject to limitations under Section 382 of the Internal Revenue Code due to any future changes in ownership occurs. The Company has not yet completed it federal income tax return for the year ended December 31, 2024 and therefore these NOLs may change as a result of the completion of the Company’s federal tax return. These amounts represent management’s best estimate with available information as of December 31, 2024.

The utilization of NOLs and other tax attributes may be subject to annual limitations under Section 382 of the Internal Revenue Code due to ownership changes that occurred, or may occur in the future, including as a result of the Company’s recent acquisition of Reliant Holdings. If a Section 382 limitation is triggered, the Company’s ability to utilize its NOLs and other deferred tax assets to offset future taxable income may be significantly limited or delayed, and some portion of the tax attributes could expire before being utilized. The Company is currently evaluating the extent to which any such limitations apply.

The Company has evaluated its tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes, and concluded that there were no uncertain tax positions requiring recognition or disclosure in the financial statements as of December 31, 2024 or 2023. The Company does not expect any significant changes to its uncertain tax positions within the next 12 months. The Company’s policy is to recognize interest and penalties related to income taxes, if any, in income tax expense. No such amounts were recognized in 2024 or 2023.

Note 14. Subsequent events

Between January 1, 2025 and April 10, 2025, holders of $325,000 in aggregate principal amount of the Company’s outstanding notes payable exchanged their notes payable for common stock at a price of $0.046 and $0.052 per share, resulting in the issuance of 7,090,745 shares of common stock.

The notes payable were previously issued to the holders in reliance on the exemption from registration under the Securities Act of 1933 provided by Section 4(a)(2). As a result of this transaction, the Company's outstanding debt has been reduced by the principal amount of the notes converted, and the equity capital of the Company has been increased by the issuance of the common shares. The conversion of the notes payable to equity is expected to improve the Company’s liquidity position by reducing its debt obligations.

This transaction was completed in accordance with the terms of the relevant debt agreements and does not have a material impact on the Company's financial position or results of operations as of the balance sheet date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company’s two most recent fiscal years ended December 31, 2024 and December 31, 2023, and the subsequent interim period through the engagement of WWC, neither the Company nor anyone acting on its behalf consulted with WWC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

·

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

·

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - integrated Framework (2013).

Based on its evaluation, our management has concluded that, as of December 31, 2024, our internal control over financial reporting were not effective.

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

Changes in Internal Control Over Financial Reporting.

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans. During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officer and Director

The following table sets forth the name, age and position of each director and executive officer of the Company. The sole officer and director of the Company is as follows:

Name	Age	Position	Date First Appointed as Officer or Director

Claude Zdanow	37	Chief Executive Officer and Director (sole director)	June 13, 2024
Patricia Kaelin	62	Chief Financial Officer	December 1, 2024
Christopher Becker	35	President	December 2, 2024

Our director and any additional directors we may appoint in the future are elected annually (or as often as we hold meetings of stockholders) and will hold office until our next annual meeting of the stockholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors (currently consisting solely of Mr. Zdanow), absent any employment agreement. Our officers and directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

The business experience of our officers and director is as follows:

Claude Zdanow has been our Chief Executive Officer and our sole director since June 2024. Mr. Zdanow served as Chief Executive Officer of Integrum Group, LLC (“Integrum”) from March of 2023 and from June 2021 until then as its President. Additionally, Mr. Zdanow is the founder of and serves as the Managing Partner of 35 Wellsona Holdings LLC, a position that he has held since January 2021. Mr. Zdanow is also a principal of Claude Philippe Wines LLC, which he founded in June 2021. Between July 2007 and May 2021, he served as the Chief Executive Officer of Stadiumred, Inc., a global marketing agency collective with agencies operating across multiple disciplines and industries. Mr. Zdanow serves as a director of Endexx Corporation, a Consumer Products (CPG) company specializing in Plant-Based formulations and Innovative delivery systems. He is the founder of Sona Hills, a boutique vineyard resort in Paso Robles, CA, and Claude Philippe Wines, where he combines his business acumen with his personal interests.

Patricia Kaelin was appointed as our Chief Financial Officer on December 1, 2024. Prior to that, she served as Chief Financial Officer of Safe & Green Holdings Corp. from May 1, 2023. Ms. Kaelin is a member of the AICPA with more than 25 years of financial leadership, strategic planning, and public company experience. She has served as Chief Financial Officer for public and privately held companies and has extensive experience in the construction, real estate, manufacturing and healthcare industries. She has expertise in mergers and acquisitions and corporate restructuring, as well as private and public equity and debt financing. Ms. Kaelin served as Chief Financial Officer of Buddies Brand, a privately held West Coast consumer packaged goods (“CPG”) company, from October 2021 through May 2023. Prior to that, she served as Chief Financial Officer of 1933 Industries, Inc., a publicly traded CPG company based in Vancouver, British Columbia, with operations in the United States from March 2020 to October 2021. Ms. Kaelin also served as Chief Financial Officer, Business Operations, at Clifton Larson Allen (“CLA”), one of the largest CPA and consulting firms in the United States from March 2019 to March 2020 and as Consulting Chief Financial Officer for multiple companies and on a fractional basis while at CLA and TGG Accounting, a provider of outsourced accounting and business advisory services for small to mid-sized businesses across various industries with offices throughout the Southwest United States, where she was employed beginning October 2017 until March 2019. She began her career at BDO USA, LLP, spending seven years in public accounting where she earned her CPA certificate. Ms. Kaelin earned her bachelor’s degree in Business Administration with a concentration in Accounting from California State University, Fullerton.

Christopher Becker was appointed as our President in December 2024. Mr. Becker was previously the President of Integrum Group, LLC., now a wholly owned subsidiary of the Company beginning in April 2023, where he was responsible for strategic leadership, operational oversight, managing mergers and acquisitions, agency support and development, stakeholder management, and team leadership and development. From August 2021 to April 2023, Mr. Becker was Managing Director of Storia, the Company’s flagship digital marketing agency. From September 2020 through August 2021, he was Head of Business Development for Stadiumred, Inc. Prior to that, Mr. Becker worked at various companies specializing in managing mergers and acquisitions, consulting on digital marketing, and developing and growing company goals and revenues. He has a Bachelor of Science in Communications Disorders from Eastern Kentucky University.

Board Leadership Structure

Our Board of Directors (currently consisting solely of Mr. Zdanow) has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors (currently consisting solely of Mr. Zdanow) discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

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

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by our Board of Directors (consisting solely of Mr. Zdanow).

Our Company does not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our sole director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors (consisting solely of Mr. Zdanow) will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

Stockholder Communications with the Board

A stockholder who wishes to communicate with our Board of Directors (consisting solely of Mr. Zdanow) may do so by directing a written request addressed to our Secretary, 8605 Santa Monica Boulevard, PMB 36522, Los Angeles, CA 90069, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct and strives to be compliant with applicable governmental laws, rules and regulations.

In lieu of an Audit Committee, the Company’s Board of Directors (consisting solely of Mr. Zdanow) is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Director Independence

Our common stock is currently quoted on the OTCQB Market maintained by OTC Markets. The OTCQB Market does not require us to have independent members of our Board of Directors. We do not identify our sole member of our Board of Directors, Mr. Zdanow, as being independent.

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

Board of Directors Meetings

During the year ending December 31, 2024, the Board held no formal meetings. The Company has not held an annual meeting since the Company went public in 2017.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time.

Insider Trading/Policy Against Hedging

The Company is committed to maintaining the highest ethical standards in all aspects of its operations, including compliance with insider trading regulations. The Company maintains an Insider Trading Policy that prohibits any director, officer, employee or other insider of the Company from trading in securities of the Company or any other company while in possession of inside information concerning the Company or such other company, disseminating inside information of the Company or any other company to others (except for legitimate Company purposes in accordance with Company communications policies; provided that the disclosing person reasonably does not expect the recipient to trade in securities, or disseminate the information to others who may trade in securities, while in possession of such Inside Information); or engaging in any other action or conduct to take advantage of inside information.  Under the Insider Trading Policy, employees are prohibited from entering into pledges or margin loans of Company securities. Our policy on insider trading is filed as Exhibit 19.1 to this Report.

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

On February 26, 2025, each of Claude Zdanow, Tricia Kaelin and Christopher Becker filed a late Form 3 reporting their respective appointments as executive officers of the Company (and in the case of Mr. Zdanow, as a director) on June 13, 2024, December 1, 2024 and December 2, 2024, respectively.

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

Summary Compensation Table*

Name And Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)#	Option Awards ($)#	All Other Compensation ($)	Total ($)

Claude Zdanow(1)	2024	360,000	-	-	-	45,000**	405,000
CEO	2023	240,000	-	-	-	90,000**	330,000

Patricia Kaelin(2)	2024	20,833	-	-	-	-	20,833
CFO		-	-	-	-	-	191,667

Christopher Becker	2024	191,667					170,707
President	2023	170,707

Elijah May, (3)	2024	83,701	-	-	-	-	83,701
CEO, President and COO	2023	115,682	37,500	-	-	-	153,182

 ________________

*

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.

**	Consists of a home office stipend.
#

The fair value of stock issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. The fair value of options granted computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant.

(1)	Mr. Zdanow became our Chief Executive Officer on June 13, 2024.
(2)	Ms. Kaelin joined the Company on December 1, 2024.
(3)	Mr. May resigned from his role as Chief Executive Officer effective June 13, 2024.

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

We have no directors other than Mr. Zdanow, who is our sole executive officer and whose compensation is included above.

Employment Agreements; Outstanding Equity Awards; Key Man Insurance

Employment Agreements

Claude Zdanow

Mr. Zdanow is employed as the Chief Executive Officer of ONAR, LLC under an employment agreement with a term that commenced on August 1, 2024. Mr. Zdanow’s annual base salary is $360,000. In addition to his base salary, Mr. Zdanow is entitled to an annual cash performance bonus, which Mr. Zdanow can elect to take in the Company’s common stock based on the attainment of individual and/or other performance objectives as determined by the Board. Mr. Zdanow will be entitled to earn a one-time $1,000,000 bonus payable in cash or stock at Mr. Zdanow’s election, or deferred if we do not have sufficient cash to make the bonus payment, upon our successful acquisition or acquisitions of a company or companies that increase our EBITDA by at least $1,000,000.  In addition, Mr. Zdanow will be entitled to receive stock options to purchase 300% of his base salary under the 2025 Plan. These stock options will vest (a) 12.5% after 6 months, (b) 37.5% after 1 year, (c) 25% after 2 years, and (d) 25% after 3 years following the commencement of Mr. Zdanow’s employment.  Additionally, he is also entitled to participate in the health, dental and retirement benefit plans as are made available by the Company for its other US-based executive officers, as well as indemnification by the Company to the fullest extent permitted by law, and the Company’s organizational documents. The employment agreement may be terminated by either party at any time on three-months’ notice. If Mr. Zdanow is terminated by the Company without cause and not due to Mr. Zdanow’s disability, then, upon Mr. Zdanow’s separation from service, subject to Mr. Zdanow’s compliance with the employment agreement, in addition to the accrued obligations, the Company shall pay to Mr. Zdanow an amount in cash equal to twelve (12) months of Mr. Zdanow’s base salary. In addition, the Company will continue to provide medical insurance to Mr. Zdanow (at the same standard as prior to termination) for the period Mr. Zdanow is eligible for severance payments.  Mr. Zdanow’s employment agreement contains customary non-competition and non-solicitation of Company customers or employees’ provisions during the term of the agreement.

Patricia Kaelin

Ms. Kaelin is employed as the Chief Financial Officer of ONAR, LLC under an employment agreement with a term that commenced on December 1, 2024. Ms. Kaelin’s annual base salary is $250,000. In addition to her base salary, Mr. Zdanow is entitled to a bonus in the amount of 100% of Ms. Kaelin’s annual base salary for achieving budgeted EBITDA in any fiscal year plus an additional 1% for every 1% over budgeted EBITDA up to a total of 200% of annual base salary, as calculated by the Company in good faith.  In addition, Ms. Kaelin will be entitled to receive a grant of common stock of $400,000 that will vest (a) 25% after 90 days, (b) 25% after 1 year, (c) 25% after 2 years, and (d) 25% after 3 years.  Additionally, she is also entitled to participate in the health, dental and retirement benefit plans as are made available by the Company for its other executive officers. Upon a termination of the employment agreement by the Company for any reason other than cause, disability or death or by Ms. Kaelin for good reason, the Company must pay Ms. Kaelin an amount of severance of up to 35% of Ms. Kaelin’s base salary, calculable as set forth in the employment agreement.  Ms. Kaelin’s employment agreement contains customary non-competition and non-solicitation of Company customers or employees’ provisions during the term of the agreement.

Outstanding Equity Awards at Fiscal Year-End

The Company: (i) did not grant any stock options to its executive officers or directors during the year ended December 31, 2024; (ii) did not have any outstanding unvested equity awards as of December 31, 2024; and (iii) had no options exercised by its Named Executive Officers in the fiscal year ended December 31, 2024.

Key Man Insurance

The Company does not hold “Key Man” life insurance on any of its officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of April 8, 2025 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 111,002,035 shares outstanding as of April 8, 2025, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 8, 2025, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 8605 Santa Monica Boulevard, PMB 36522, Los Angeles, CA 90069.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned		Common Ownership Percentage	Series A Preferred Stock Shares Beneficially Owned	Series A Preferred Stock Percentage (1)	Total Voting Percentage (2)
Officers and Directors
Claude Zdanow (3)	75,000,000	(3)	67.57%	1,000	100%	91.2%
Patricia Kaelin	0		*	0	*	*
Christopher Becker	0		*	0	*	*

All officers and directors as a group (3 persons)	75,000,000		67.57%	1,000	100%	91.2%

___________

* Less than 1%.

(1) The 1,000 shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all stockholder matters equal to fifty-one percent (51%) of the total vote.

(2) Based on 408,171,051 total voting shares, including 111,002,035 shares voted by our common stockholders 208,167,236 voting shares voted by our Series A Preferred Stockholder, and 89,001,780 shares issuable upon conversion of outstanding shares of our Series C Preferred Stock Mr. Zdanow (see also footnote 1).

(3) Shares are held indirectly through Mt Olympus Ventures, Inc. (“Mt Olympus”). Mr. Zdanow is the sole owner of Mt Olympus. The business address of Mt Olympus is 15442 Ventura Blvd., Suite 101, Sherman Oaks, CA 91403.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2024, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders (1)	-	$-	45,000,000
Total	-	$-	45,000,000

(1) Consists of awards available for future issuance under the ONAR Holding Corporation 2025 Omnibus Incentive Plan.

ONAR Holding Corporation 2025 Omnibus Incentive Plan

On February 6, 2025, the Board approved and adopted the Company’s 2025 Omnibus Incentive Plan (the “2025 Plan”). The 2025 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to any limitations provided by federal or state securities laws, to receive (i) options, (ii) stock appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) performance-based awards, (vi) other share-based awards, (vii) other cash-based awards, or (viii) any combination of the foregoing. In making such determinations, the Board may take into account the nature of the services rendered by such person, his or her present and potential future contribution to the Company’s success, and such other factors as the Board in its discretion shall deem relevant. A total of 45,000,000 shares of common stock are authorized for awards under the 2025 Plan.  No shareholder approval is required for the adoption of the 2025 Plan, which became effective upon approval by the Board.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2024 and 2023, the Company recognized expense reimbursements in the form of informal, undocumented due on demand advances to the Company made by its CEO using his personal finances. This includes cash infusions as well as paying expenses on behalf of the Company.

The Company repaid these advances as funds were available and in some instances remitted amounts in excess of the advances made which were applied to future expenses of the Company. The following tables detail the cash loaned, direct expenses paid and cash repayments made by the Company during the years ended December 31, 2024 and 2023.

Year ended December 31, 2024
Cash Advances	Directly Paid Expenses	Expense Reimbursements	Cash Repayments
$844,202	$-	$395,829	$(681,755)

Year ended December 31, 2023
Cash Advances	Directly Paid Expenses	Expense Reimbursements	Cash Repayments
$955,116	$3,848	$-	$(884,940)

As of December 31, 2024 and 2023, $190,579 and $170,616 was due from the Company’s CEO and is reflected in ‘accrued expenses advances, related party’ in the accompanying consolidated balance sheets.

Advance to Affiliated Entity

During June 2024, the Company advanced an entity controlled by Claude Zdanow $400,700. The proceeds of this advance were used to purchase the shares of Series A Preferred Stock owned by Elijah May.  This advance is informal, due on demand, bears no interest and is unsecured. As of December 31, 2024 the balance remains outstanding and is included in ‘employee loans receivable, net’ on the accompanying consolidated balance sheets.

On March 11, 2025, this advanced was formalized into a promissory note receivable. Under the new terms, the note bears interest at 5% per annum, requires no monthly payments, is unsecured and is due on March 11, 2035. The Company classifies this 10-year promissory note as a held-to-maturity debt instrument under ASC 320, as it has the positive intent and ability to hold the note until its maturity date. The note is initially recognized at fair value and is measured at amortized cost using the effective interest method subsequently. The note is presented on the balance sheet at its amortized cost, inclusive of accrued interest. The stated interest rate reflects the effective yield, resulting in a carrying value that equals the principal plus accumulated interest receivable.

Accrued Expenses, Related Party

As of December 31, 2024, the Company owed a related party $37,500 in the form of an advance. This advance was included in the acquisition of Reliant and has not been repaid. The advance is due on demand, bears no interest and unsecured. This advance is reflected in ‘accrued expenses and advances, related party’ in the accompanying consolidated balance sheets.

Revenues and Accounts Receivable, Related Party

During the years ended December 2024 and 2023, the Company recognized revenues of approximately $640,000 and $606,000 to entities which share common management. As of December 31, 2024 and 2023, approximately $0 and $19,000 was due from these entities and is included in ‘Accounts receivables, related party’ on the accompanying consolidated balance sheets.

During the year ended December 31, 2024, as part of a settlement agreement, the Company received publicly listed securities as payment for the balance due from an affiliated entity. The Company recognized approximately $118,000 of the fair value of these securities as payment for approximately $363,000 due from this entity and recognized a loss on settlement of approximately $249,000.

Notes payable

	December 31, 2024	December 31, 2023
Promissory note due to a related party which matured during March 2024, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets.	$-	$400,000
Promissory note due to a related party maturing on December 20, 2024, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets.	164,450	130,000
Promissory note due to a related party matured on November 21, 2023, requiring interest only payments monthly, bearing interest at 12% per annum and secured by all HLDCO’s assets. This note was past due as of December 31, 2023 and was repaid during 2024.	-	17,000
Promissory note due to a related party maturing on August 16, 2025, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets.	105,000	-
Promissory note due to a related party maturing on September 27, 2024, requiring interest only payments monthly, bearing interest at 12% per annum and secured by all HLDCO’s assets.	61,000	-
Promissory note due to a related party maturing on December 20, 2025, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets.	20,000	-
Promissory note due to a related party maturing on November 10, 2024, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets.	210,000	-

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

Conflict of Interest

The officers and directors of the Company are not involved in other business activities but may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The policy of the Board is that any personal business or corporate opportunity incurred by an officer or director of the Company must be examined by the Board and turned down by the Board in a timely basis before an officer or director can engage or take advantage of a business opportunity which could result in a conflict of interest.

Director Independence

Our common stock is currently quoted on the OTCQB Market maintained by OTC Markets. The OTCQB Market does not require us to have independent members of our Board of Directors. We do not identify our sole member of our Board of Directors, Mr. Zdanow, as being independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee of the Board of Directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

The following table sets forth the fees billed by our independent accounting firm WWC, P.C., for each of our last two fiscal years for the categories of services indicated.

	Years Ended
	December 31,
Category	2024	2023
Audit Fees	$100,000	$22,900
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$100,000	$22,900

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

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

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit		Filed/ Furnished	Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation as amended and restated		8-K	3.1	2/3/2025	000-56012
3.2	Certificate of Designations of Series A Preferred Stock		8-K	3.1	6/17/2021	000-56012
3.3	Designations of Series B Preferred Stock		8-K/A	4.1	7/31/2024	00-56012
3.4	Designations of Series C Preferred Stock		8-K/A	4.2	7/31/2024	00-56012
3.5	Designations of Series D Preferred Stock		8-K/A	4.3	7/31/2024	00-56012
3.6*	Amended and Restated Bylaws	☒
4.1*	Description of Securities of the Registrant	☒
10.1	351 Contribution Agreement between the Company and the members of HLDCO, LLC		8-K/A	10.1	7/31/2024	000-56012
10.2†	ONAR Holding Corporation 2025 Omnibus Incentive Plan		8-K	10.1	2/12/2025	000-56012
10.3†*	Employment Agreement dated as of December 1, 2024 by and between the Company and Tricia Kaelin	☒
10.4†*	Employment Agreement dated as of September 27, 2024 by and between the Company and Claude Zdanow	☒

14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/2016	333-214274
19.1*	ONAR Holding Corporation Insider Trading Policy	☒
21.1*	Subsidiaries	☒
23.1*	Consent of Farber Hass Hurley LLP	☒
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K included in the Exhibit 101 Inline XBRL Document Set	☒

* Filed herewith.

** Furnished Herewith.

† Exhibit constitutes a management contract or compensatory plan or agreement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONAR Holding Corp

Date: April 15, 2025	By:	/s/ Claude Zdanow
Claude Zdanow
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Claude Zdanow	Chief Executive Officer (Principal Executive Officer) and Sole Director	Date: April 15, 2025
Claude Zdanow

By: /s/ Patricia Kaelin	Chief Financial Officer (Principal Financial/ Accounting Officer)	Date: April 15, 2025
Patricia Kaelin

