Form 10-K/A
period 2024-12-31
Onar Holding Corp
filed 2025-05-05
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

ONAR Holding Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025, solely to correct a typographical error in the Report of Independent Registered Public Accounting Firm ( the “Audit Report”) from WWC, P.C. (“WWC”).

The Audit Report is being amended to revise the last sentence in the Basis for Opinion paragraph of the Audit Report from “Our audits also included evaluating the accounting principles used and significant estimates” to “Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.” This Amendment revises the Audit Report to include the full text of the sentence.

Other than as expressly set forth above and herein, this Amendment does not, and does not purport to, amend, update or restate any other items or disclosures included in the Original Form 10-K or reflect any events occurring after April 15, 2025. No other changes have been made to the Original Form 10-K, including the consolidated financial statements, notes thereto, or any other sections of the Original Form 10-K.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment. These updated certifications are attached as Exhibits 31.1/31.2 and 32.1/32.2 to this Amendment.

2

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA	F-1

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES	4

3

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

The primary procedures we performed to address this critical audit matter included the following, among others:

•	We obtained an understanding of the process utilized by the Company’s management to evaluate the fair value of the reporting unit.
•

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

(3)	Exhibits required by Item 601 of Regulation S-K

4

Exhibit		Filed/ Furnished	Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation as amended and restated		8-K	3.1	2/3/2025	000-56012
3.2	Certificate of Designations of Series A Preferred Stock		8-K	3.1	6/17/2021	000-56012
3.3	Designations of Series B Preferred Stock		8-K/A	4.1	7/31/2024	00-56012
3.4	Designations of Series C Preferred Stock		8-K/A	4.2	7/31/2024	00-56012
3.5	Designations of Series D Preferred Stock		8-K/A	4.3	7/31/2024	00-56012
3.6*#	Amended and Restated Bylaws
4.1*#	Description of Securities of the Registrant
10.1	351 Contribution Agreement between the Company and the members of HLDCO, LLC		8-K/A	10.1	7/31/2024	000-56012
10.2†	ONAR Holding Corporation 2025 Omnibus Incentive Plan		8-K	10.1	2/12/2025	000-56012
10.3†*#	Employment Agreement dated as of December 1, 2024 by and between the Company and Tricia Kaelin
10.4†*#	Employment Agreement dated as of September 27, 2024 by and between the Company and Claude Zdanow
14.1	Code of Ethics and Code of Conduct		S-1	14.1	10/27/2016	333-214274
19.1*#	ONAR Holding Corporation Insider Trading Policy
21.1*#	Subsidiaries
23.1*#	Consent of Farber Hass Hurley LLP
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K included in the Exhibit 101 Inline XBRL Document Set	☒

* Filed herewith.

** Furnished Herewith.

# Included in the original filing of this Form 10-K on April 15, 2025

† Exhibit constitutes a management contract or compensatory plan or agreement.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONAR Holding Corp

Date: May 5, 2025	By:	/s/ Claude Zdanow
Claude Zdanow
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Claude Zdanow	Chief Executive Officer (Principal Executive Officer) and Sole Director	Date: May 5, 2025
Claude Zdanow

By: /s/ Patricia Kaelin	Chief Financial Officer (Principal Financial/ Accounting Officer)	Date: May 5, 2025
Patricia Kaelin

6