Form 10-Q
period 2025-03-31
Onar Holding Corp
filed 2025-06-25
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 000-56012

ONAR Holding Corporation
(Exact name of registrant as specified in its charter)

Nevada	47-2200506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 Biscayne Blvd, 5th floor, Miami, FL	33132
(Address of principal executive offices)	(Zip Code)

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 113,046,629 shares of common stock are issued and outstanding as of June 25, 2025.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•	unfavorable economic conditions;
•	changes in client demand;
•	our ability to maintain our existing clients;
•	our ability to develop new product offerings;
•	our ability to deploy AI in our business and the development of AI by our competitors;
•	seasonal fluctuations in marketing, research, communications and advertising activity;
•	the impact of future strategic transactions;
•	our lack of a significant operating history;
•	the need for additional funding, our ability to raise such funding, and the ultimate terms thereof;
•	the level of competition in the industries in which compete;
•	the security of our computer systems and our ability to securely store client data;
•	the loss of key personnel or failure to attract, integrate and retain additional personnel;
•	fluctuations in our operating results;
•	corporate governance risks;
•	the impacts of global epidemics, pandemics and similar health issues;
•	risks relating to our legacy swimming pool and home construction business;
•	material weaknesses in our internal controls;
•	dilution to existing stockholders caused by the issuance of additional shares of our common stock;
•	the lack of a significant market for our common stock, and the volatile nature thereof;
•	our failure to pay cash dividends;
•	the status of our common stock as a “penny stock”;
•	lack of liquidity in the market for our stock;
•	our blank check preferred stock and ability to issue significant shares of common stock;
•	costs and expenses associated with being a public company; and
•	other risk factors included under “Risk Factors” below.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended March 31, 2025, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2024, filed with the Securities and Exchange Commission on May 5, 2025.

 ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current assets:
Cash	$360,898	$339,199
Accounts receivable, net	131,994	79,483
Investments in equity securities	185,580	371,151
Investments in equity securities, related party	121,468	118,048
Prepaid expenses and other current assets	63,516	59,398
Total current assets	863,456	967,279

Other assets:
Property and equipment	102,509	106,741
Intangible Assets, customer relationships, net	222,290	331,048
Goodwill	458,335	458,335
Employee loan receivable, net	164,022	160,822
Advance to affiliated entity	400,700	400,700
Right of use asset	18,363	25,049
Total other assets	1,366,219	1,482,695

Total assets	$2,229,675	$2,449,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$365,508	$319,684
Accrued expenses and other liabilities	1,640,677	1,200,402
Lines of credit	263,577	219,775
Deferred revenue	22,401	155,504
Contract liabilities	107,420	169,748
Accrued expenses and advances, related party	134,565	228,079
Lease liability	18,747	25,337
Notes payable	1,994,281	2,121,719
Notes payable, related party	680,223	560,450
Convertible notes payable	383,449	-
Total current liabilities and total liabilities	5,610,848	5,000,698

Commitments and contingencies (Note 6)

Stockholders’ Deficit:
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Preferred stock Series A, 1,000 shares authorized, $0.001 par value, 1,000 and 1,000 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Preferred stock Series B, 10,000 shares authorized, $0.001 par value, 3,125 and 3,125 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3	3
Preferred stock Series C, 6,570 shares authorized, $0.001 par value, 6,570 and 6,570 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	7	7
Preferred stock, Series D, 100 shares authorized, $0.001 par value, 0 and 0 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Common stock 450,000,000 shares authorized, $0.001 par value., 119,337,221 and 112,380,049 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	119,339	112,380
Additional paid-in capital	2,467,989	2,017,894
Accumulated deficit	(5,968,512)	(4,681,009)
Total stockholders’ deficit	(3,381,173)	(2,550,724)

Total liabilities and stockholders’ deficit	$2,229,675	$2,449,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

  (UNAUDITED)

	2025	2024

Revenue (including $-0- and $159,431 of related party revenue, respectively, Note 4)	$1,072,595	$600,542
Cost of revenues	877,676	478,850
Gross profit	194,919	121,692

Operating expenses:
General and administrative	1,031,832	240,954
Depreciation and amortization	112,990	142,736
Total operating expenses	1,144,822	383,690

Loss from operations	(949,903)	(261,998)

Other (income) expense:
Interest expense	193,727	49,673
Transaction costs for merger	-	59,600
Other (income) expense	(38,279)	15,462
Change in fair value of investments	182,151	-

Total other (income) expense	337,599	124,735

Provision for income tax	-	-

Net loss	$(1,287,502)	$(386,733)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding	114,294,168	16,785,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

   (UNAUDITED)

	Preferred Stock
	Series A		Series B		Series C		Series D		Common Stock		Additional		Members' Capital
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	of HLDCO	Total

Balance December 31, 2022 - Pre reverse merger	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$-	$(515,371)	$(515,371)

Effect of reverse merger (Note 2)	1,000	1	3,545	4	6,570	7	100	-	16,785,000	16,785	1,065,685	(1,597,853)	515,371	-

Balance December 31, 2022 - Post reverse merger	1,000	1	3,545	4	6,570	7	100	-	16,785,000	16,785	1,065,685	(1,597,853)	-	(515,371)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(386,733)	-	(386,733)

Balance March 31, 2024	1,000	$1	3,545	$4	6,570	$7	100	$-	16,785,000	$16,785	$1,065,685	(1,984,586)	$-	$(902,104)

Balance December 31, 2024	1,000	$1	3,125	$3	6,570	$7	-	$-	112,380,049	$112,380	$2,017,894	(4,681,009)	$-	$(2,550,724)

Issuance of shares for services	-	-	-	-	-	-	-	-	3,565,806	3,566	307,640	-	-	311,206

Issuance of shares upon issuance of replacement notes payable	-	-	-	-	-	-	-	-	3,391,366	3,393	142,455	-	-	145,848

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,287,502)	-	(1,287,502)

Balance March 31, 2025	1,000	$1	3,125	$3	6,570	$7	-	$-	119,337,221	$119,339	$2,467,989	$(5,968,512)	$-	$(3,381,173)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

   (UNAUDITED)

	2025	2024
Operating Activities
Net loss	$(1,287,502)	$(386,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,990	142,736
Amortization of employee loan receivable	31,250	31,250
Employee loan interest receivable	(34,450)	-
Lease expense	96	-
Change in fair value of investment in equity securities	182,151	-
Amortization of debt discount	5,649	-
Share based compensation	311,206	-
Note payable, related party, extension fees added to principal	194,773	-
Changes in operating assets and liabilities:
Accounts receivable	(52,511)	37,267
Accounts receivable, related party	-	(159,431)
Prepaid expenses and other assets	(4,118)	(42,763)
Accounts payable	45,823	(127,800)
Accrued expenses and other liabilities	461,123	36,259
Accrued expenses and advances, related party	(93,514)	(46,742)
Deferred revenue	(133,103)	-
Customer contracts	(62,328)	-
Net used in operating activities	(322,465)	(515,957)

Investing Activities
Purchase of property and equipment	-	(5,539)
Loan receivable	-	(125,428)
Net cash used in investing activities	-	(130,967)

Financing Activities
Proceeds from issuance of notes payable	-	1,500,000
Repayment of notes payable	(2,438)	-
Repayment of notes payable, related party	(75,000)	(414,000)
Proceeds from line of credit	47,581	90,000
Repayment of line of credit	(3,779)	(90,158)
Proceeds from issuance of convertible notes payable	385,000	-
Repayment of convertible notes payable	(7,200)	-
Net cash provided by financing activities	344,164	1,085,842

Net change in cash	21,699	438,918
Cash - beginning of year	339,199	1,015
Cash - end of period	$360,898	$439,933

Supplemental cash flow disclosures
Interest paid	$3,977	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Conversion of notes payable and accrued interest	$145,848	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONAR Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

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

Basis of Presentation

The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2025 and 2024 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2024 audited financial statements. The results of operations for the period ended March 31, 2025 are not necessarily indicative of the operating results for the full year.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception, has negative working capital and has not generated positive cash flows from operations since inception. The Company generated a loss of $1,287,502 for the period ended March 31, 2025 and has a working capital deficiency of $4,747,392. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include aggressive marketing and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing, as necessary, will result in improved operations and cash flows in the future. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Variable Consideration

Transaction price for the Company’s contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in the Company’s  favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract was material to the Company’s consolidated financial statements for the periods ended March 31, 2025 and 2024.

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

Earnings Per Share

In accordance with accounting guidance now codified as ASC Topic 260, “Earnings (Loss) per Share,” basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were 596,572,331 and 0 dilutive shares outstanding during the periods ended March 31, 2025 and 2024 which were excluded from the calculation of earnings per share because they were anti-dilutive.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements – Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”), which contains amendments to the Codification to remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. Generally, ASU 2024-02 is not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024. The Company does not expect this update to have a material impact on its financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements

Note 2. Acquisition of HLDCO LLC

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

Consolidated unaudited pro forma information:

The following consolidated pro forma information assumes that the acquisition of HLDCO took place on January 1, 2024. These amounts have been estimated after applying the Company’s accounting policies

Revenues	$1,176,301
Net loss	$(211,617)

Note 3. Contracts in Process

The net liability position for pool construction contracts in process consisted of the following as of March 31, 2025, are:

Costs on uncompleted contracts	$59,597
Estimated earnings	25,130
Less: Progress billings	192,147
Contract liabilities, net	$(107,420)

The net liability position for contracts in process is included in the accompanying consolidated balance sheets as of March 31, 2025 are:

Costs and estimated earnings in excess of billings on uncompleted contracts	$-
Billings in excess of costs and estimated earnings on uncompleted contracts	107,420
Contract liabilities	$107,420

Note 4. Related Party Transactions

Executive Expense Reimbursements

The Company has recognized expense reimbursements in the form of informal, undocumented due on demand advances to the Company made by Mr. Zdanow, the Company’s CEO using his personal finances. This includes cash infusions as well as paying expenses on behalf of the Company. As of March 31, 2025 and December 31, 2024, $134,565 and $190,579, respectively, was due to the Company’s CEO and is reflected in ‘accrued expenses and advances, related party’ in the accompanying consolidated balance sheets.

Advance to Affiliated Entity

During the year ended December 31, 2024 and prior to the acquisition of HLDCO the Company advanced an entity controlled by Mr. Zdanow $400,700. On March 11, 2025, this advanced was formalized into a promissory note receivable. Under the new terms, the note bears interest at 5% per annum, requires no monthly payments, is unsecured and is due on March 11, 2035. The Company classifies this 10-year note receivable as loan receivable under ASC 310, as it has the positive intent and ability to hold the note until its maturity date. The note is initially recognized at fair value, and is measured at amortized cost using the effective interest method subsequently. The note is presented on the balance sheet at its amortized cost, inclusive of accrued interest. The stated interest rate reflects the effective yield, resulting in a carrying value that equals the principal plus accumulated interest receivable. As of March 31, 2025 the balance remains outstanding.

Revenues and Accounts Receivable, related party

During three months ended March 31, 2025 and 2024, the Company recognized revenues of approximately $-0- and $159,000 to entities which share common management. As of March 31, 2025, all amounts due from these entities have been fully reserved through an allowance for credit losses established in previous periods.

Notes Payable

The Company has 5 notes payable due to a related party as described in Note 7. As of March 31, 2025, accrued interest due under these notes was $64,141.

Note 5. Equity

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

Series B Preferred Stock

The Series B Preferred Stock (Series B Stock) consists of 3,125 shares having a “Face Value” of $1,000 per share. Each share of Series B Preferred Stock converts into common stock at a conversion price equal to 90% of the Volume Weighted Average Price of the Company’s common stock for the 10 days prior to any conversion. In addition, holders of the Series B Preferred Stock shall receive a quarterly dividend equal to 2% of the total value of the Series B Preferred Stock, on a pro rata basis, issued and outstanding determined by multiplying the number of shares of Series B Preferred Stock times the Face Value.  Dividends may be paid in cash, common stock or Series B Preferred Stock at that discretion of the holder. The Series B Preferred Stock also have preference in liquidation to all other classes unless otherwise waived by the Holders. The Series B Preferred Stock have no voting rights. Additional rights and obligations are described in the exhibit attached hereto.

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

Series D Preferred Stock

The Series D Preferred Stock (Series D Preferred Stock) consisted of 100 shares having a “Face Value” of $1,000 per share. The Certificate of Designations of the Series D Preferred Stock provided that each share of Series D Preferred Stock would automatically convert into 750,000 shares of common stock, effective at such time that the Company had taken such steps to increase the authorized number of shares of common stock sufficient to honor the conversion of all shares of Series D Preferred Stock, which occurred on December 23, 2024. Each share of Series D Preferred Stock had voting rights equal to 750,000 votes per share. Upon conversion, the Series D Preferred Stock was cancelled and is no longer available for issuance.

Common Shares

The Company is authorized to issue 450,000,000 shares of common stock, $0.001 par value. Each share of common stock is entitled to one vote on matters submitted to the shareholders for approval.

During the three months ended March 31, 2025, the Company issued 3,565,806 shares of common stock for services with a fair value of $311,206.

During the three months ended March 31, 2025, the Company converted principal and interest of $145,848 attributable to certain convertible notes payable, under contract terms, and issued total common shares of 3,391,366.

Note 6. Commitments and Contingencies

Payroll tax liabilities

During 2023, the Company did not remit federal income tax, social security, Medicare or local and state income taxes which were withheld from the Company’s employees payroll. The Company has estimated and accrued fines and penalties associated with the amounts which have not been remitted and includes these amounts in accrued expenses in the accompanying consolidated balance sheets.  As of March 31, 2025, the balance due was $643,985.

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

Note 7. Debt

	March 31, 2025	December 31, 2024
Promissory note due to a related party which matured on December 20, 2024, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets. Effective March 7, 2025, the lender and the Company entered into an Omnibus Note Extension Agreement which provided that this note was extended to June 5, 2025. As consideration for the extension, the principal balance was increased by 5%.	$172,673	$164,450
Promissory note due to a related party maturing on August 16, 2025, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets.	105,000	105,000
Promissory note due to a related party which matured on September 27, 2024, requiring interest only payments monthly, bearing interest at 12% per annum and secured by all HLDCO’s assets. Effective March 7, 2025, the lender and the Company entered into an Omnibus Note Extension Agreement which provided that this note was extended to June 5, 2025. As consideration for the extension, the principal balance was increased by 5%.	64,050	61,000
Promissory note due to a related party which matured on November 10, 2024, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets. Effective March 7, 2025, the lender and the Company entered into an Omnibus Note Extension Agreement which provided that this note was extended to June 5, 2025. As consideration for the extension, the principal balance was increased by 5%.	220,500	210,000
Promissory notes issued between March 2024 and July 2024 due one year from issuance, requiring interest only payments monthly, bearing interest at 18% per annum and are unsecured. These notes mature March 2025 through July 2025.	1,985,000	2,110,000
Promissory note due to a related party maturing on December 20, 2025, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets.	118,000	20,000

On January 13, 2025, the Company entered into a securities purchase agreement providing for the issuance of a promissory note with an original issue discount of $15,000.  Additionally, a one-time interest charge of 12%, or $16,800, was applied on the issuance. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in twelve payments with eleven payments requiring a minimum payment of $5,000 and the final payment for the outstanding balance with payments beginning February 15, 2025. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% of any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to 65% multiplied by the lowest VWAP price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 35%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).

	132,800	-

On January 22, 2025, the Company entered into a convertible promissory note due July 2025, with an original issue discount of $5,263. This note includes a guaranteed interest payment at a rate of 18%. All principal and accrued interest are due at maturity. Additionally, the holder has the right to convert the note at a rate of $0.04 per share, subject to adjustment for certain events such as a change in control. Additionally, six months after the issuance of the note, the conversion price will be reset if the Company’s stock has (a) fallen below $0.05 or (b) has an average daily trading volume of less than $10,000. In the event of a reset, the conversion price will be reduced to 75% of the VWAP for the 10 days prior to the reset date.

	105,263	-

On February 10, 2025, the Company entered into a securities purchase agreement providing for the issuance of a promissory note with an original issue discount of $15,000.  Additionally, a one-time interest charge of 12%, or $13,800, was applied on the issuance. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in five payments with the first payment of $64,400 due on August 15, 2025 and four subsequent payments of $16,100 due monthly thereafter. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% of any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to 65% multiplied by the lowest VWAP price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 35%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).

	115,000	-

On March 10, 2025, the Company entered into a convertible promissory note due December 2025, with a face value of $189,474 and an original issue discount of $9,474. This note includes a guaranteed interest payment at a rate of 18%. The lender agreed to fund the note in three installments of $60,000 with the first due at issuance of the note, the second 30 days after closing and the final payment 90 days after closing. All principal and accrued interest are due at maturity. Additionally, the holder has the right to convert the note at a rate of $0.01 per share, subject to adjustment for certain events such as a change in control. Additionally, six months after the issuance of the note, the conversion price will be reset if the Company’s stock has (a) fallen below $0.01 or (b) has an average daily trading volume of less than $10,000. In the event of a reset, the conversion price will be reduced to 60% of the VWAP for the 10 days prior to the reset date.

	69,474	-
Term note with a bank secured by car, payable in monthly installments of $939, including interest at 6.79% through October 4, 2030	9,281	11,719
Less: debt discounts	39,088	-
Total notes payable	$3,057,953	$2,682,169

Lines of Credit

On July 28, 2022, The Company entered into a $225,000 line of credit agreement with a financial institution. The line of credit matured on July 28, 2024, had an interest rate of 10% per annum and required monthly interest only payments with all principal and accrued interest due at maturity. On July 28, 2024, the line of credit was converted to a term loan agreement with a fixed interest rate of 9.99%, minimum monthly payments of $3,735 and a maturity date of July 28, 2029. As of March 31, 2025, the outstanding principal totaled approximately $216,000.

On March 11, 2025, The Company entered into a $51,000 line of credit agreement with a financial institution. The line of credit matures on March 11, 2026, has an interest rate of 0% per annum and requires monthly interest only payments with all principal and accrued interest due at maturity. As of March 31, 2025, the outstanding principal totaled approximately $48,000.

Note 8. Segments

As a result of the HLDCO acquisition, the Company determined that there are two reportable segments. These segments have different strategic and economic goals and are managed separately because they require different technology and marketing strategies.

Reportable Segment	Description
Advertising and Marketing	Providing a single source for all technology enabled digital advertising, experiential marketing, healthcare marketing, and brand development strategies.
Pools	Providing the installation and maintenance of residential pools within the Dallas/Fort Worth Metroplex in Texas, United States.

The Company’s Chief Executive Officer is the chief operating decision maker and reviews the internal management reports for each segment at least quarterly. During the periods ended March 31, 2025 and 2024, there were no significant inter-company revenues or expenses. The chief operating decision maker assesses performance for each segment and decides how to allocate resources based on segment operating losses that is also reported on the consolidated statements of operations. The measure of segment assets is reported on the balance sheets as total consolidated assets. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

Information regarding each reportable segment for the period ended March 31, 2025, is as follows:

	Pool Services	Advertising and Marketing	Total
Revenue	$338,080	$734,515	$1,072,595
Cost of revenues	237,817	639,859	877,676
General and administrative	29,276	1,002,556	1,031,832
Depreciation and amortization	3,664	109,326	112,990
Segment operating income (loss)	$67,323	$(1,017,226)	$(949,903)

Note 9. Subsequent events

On April 22, 2025, the Company entered into a securities purchase agreement providing for the issuance of a promissory note in the principal amount of $180,550, with an original issue discount of $23,550.  A one-time interest charge of 12%, or $21,666, was applied on the issuance date to the principal. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten (10) payments, with the first payment due May 30, 2025. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% times any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to 65% multiplied by the lowest VWAP price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 35%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).

On June 6, 2025, the Company entered into certain Subscription Agreements pursuant to which the Company agreed to issue and sell in a private placement to accredited investors, in the aggregate, 500 shares of a newly created class of preferred stock designated Series E Preferred Stock (the “Series E Preferred Stock”), with a face value of $1,000 per share (the “Face Value”), for aggregate proceeds of $500,000 (the “Initial Closing”). The Company may sell additional shares of Series E Preferred Stock pursuant to additional subscription agreements for aggregate proceeds of up to $6,000,000, less the proceeds received in the Initial Closing, in one or more additional closings.  The shares of Series E Preferred Stock were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.  Following an increase in the number of authorized shares of Common Stock of the Company by at least one hundred fifty million (150,000,000) additional shares, each share of Series E Preferred Stock will be convertible at the option of the holder thereof into a number of shares of Common Stock equal to (i) the Face Value, divided by (ii) (A) the closing market price of the Common Stock on the principal trading market for the Common Stock one (1) trading day immediately prior to the applicable date of issuance, multiplied by (B) seventy-five percent (75%), rounded down to the nearest whole share; provided, however, no holder may convert the Series E Preferred Stock it holds if such conversion would result in such holder beneficially owning five percent (5%) or more of the outstanding Common Stock.

On June 23, 2025, the Company issued approximately 1.23 million shares of common stock to a third party for financial advisory and capital raising activities. The shares had a fair value of approximately $62,000.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the Securities and Exchange Commission on May 5, 2025 (the “Annual Report”).

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov (our filings can be found at https://www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=0001682265). Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is https://www.onar.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.
●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2025 and 2024.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

Corporate Information

Our principal executive offices are located at 990 Biscayne Blvd, 5th floor, Miami, FL8605 8605 Santa Monica Boulevard, PMB 36522, Los Angeles, CA 9006933132, and our telephone number is (213) 437-3081.

Summary Description of Business Operations

ONAR

On July 25, 2024, Reliant Holdings acquired HLDCO, LLC and its wholly owned subsidiary, Integrum Group, LLC, which was subsequently renamed and rebranded as ONAR (“ONAR”).  Due to the relative significant of HLDCO, LLC, we account for this acquisition as a reverse acquisition.  ONAR is a leading marketing agency group that provides a host of services specifically focused on middle-market companies that need the flexibility of both specialized and holistic marketing services. ONAR currently operates three wholly owned and highly specialized marketing agencies: Storia, an artificial intelligence-enabled digital performance marketing agency; VMED, a healthcare marketing agency; and Chalk, an experiential marketing agency.

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

Plan of Operations

We had working capital deficit of $4.8 million as of March 31, 2025. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise. We plan to raise additional required funding through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, the Company may be unable to continue to operate and may need to wind down operations.

Results of Operations

For the Three Months Ended March 31, 2025, compared to the Three Months Ended March 31, 2024

We had revenue of $1,072,595 for the three months ended March 31, 2025, compared to revenue of $600,542 for the three months ended March 31, 2024, an increase of $472,053 or 79% from the prior period. The increase in revenues was primarily due to the acquisition of Reliant Holdings and its related pool business.

We had cost of revenues of $877,676 for the three months ended March 31, 2025, compared to cost of revenues of $478,850 for the three months ended March 31, 2024, an increase of $398,826 or 83% from the prior period. This increase is primarily due to the acquisition of Reliant Holdings during the period.

We had operating expenses of $1,144,822 for the three months ended March 31, 2025, compared to operating expenses of $383,690 for the three months ended March 31, 2024, representing an increase of $761,132 or 198%. This increase was related to costs of compliance as a result of our acquisition of Reliant Holdings and the accompanying public company reporting obligations.

For both the three months ended March 31, 2025 and March 31, 2024, we had nominal income from interest.

We had interest expense of $193,727 for the three months ended March 31, 2025, compared to interest expense of $49,673 for the three months ended March 31, 2024, due to interest costs in connection with new loans during 2025 to fund operations as described in greater detail under “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

We had total assets of $2.2 million as of March 31, 2025, consisting of total current assets of $863,456, which included cash of $360,898, and accounts receivable of $131,994.

We had total and current liabilities of $5.6 million as of March 31, 2025, including accounts payable of $365,508 and accrued expenses of $1,640,677, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted contracts of $107,420, and notes payable maturing within one year of $3.1 million.

We had a working capital deficit of $4.8 million as of March 31, 2025, compared to a working capital deficit of $4 million as of December 31, 2024.

We used $322,465 net cash in operating activities for the three months ended March 31, 2025, as compared to $515,957 of net cash used in operating activities for the three months ended March 31, 2024. Net cash used in operating activities for the 2025 period was mainly due to our net loss for the period offset by certain noncash charges.  For the 2024 period, net cash used in operating activities was mainly due to a net loss for the period.

We used $-0- of cash in investing activities for the three months ended March 31, 2025. We used $130,967 of net cash in investing activities for the three months ended March 31, 2024, which was due primarily to a loan made to a non-executive employee of the Company and the acquisition of fixed assets during the period

We generated $344,164 of cash provided by financing activities for the three months ended March 31, 2025, primarily driven by the issuance of new debt instruments offset by repayments of previous balances.  We generated $1.1 million of net cash provided by financing activities for the three months ended March 31, 2024, which was driven primarily by the issuance of debt instruments during the period.

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

“Note 1. The Company and Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and “Note 1. The Company and Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8, of the 2024 Annual Report, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of March 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 15, 2025, under the heading “Item 1A. Risk Factors”, and investors should review the risks provided in the Annual Report, and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 13, 2025, the Company entered into a securities purchase agreement providing for the issuance of a promissory note with an original issue discount of $15,000.  Additionally, a one-time interest charge of 12%, or $16,800, was applied on the issuance. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in twelve payments with eleven payments requiring a minimum payment of $5,000 and the final payment for the outstanding balance with payments beginning February 15, 2025. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% of any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to 65% multiplied by the lowest VWAP price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 35%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).

On January 22, 2025, the Company entered into a convertible promissory note due July 2025, with an original issue discount of $5,263. This note includes a guaranteed interest payment at a rate of 18%. All principal and accrued interest are due at maturity. Additionally, the holder has the right to convert the note at a rate of $0.04 per share, subject to adjustment for certain events such as a change in control. Additionally, six months after the issuance of the note, the conversion price will be reset if the Company’s stock has (a) fallen below $0.05 or (b) has an average daily trading volume of less than $10,000. In the event of a reset, the conversion price will be reduced to 75% of the VWAP for the 10 days prior to the reset date.

On February 10, 2025, the Company entered into a securities purchase agreement providing for the issuance of a promissory note with an original issue discount of $15,000.  Additionally, a one-time interest charge of 12%, or $13,800, was applied on the issuance. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in five payments with the first payment of $64,400 due on August 15, 2025 and four subsequent payments of $16,100 due monthly thereafter. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% of any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to 65% multiplied by the lowest VWAP price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 35%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).

On March 10, 2025, the Company entered into a convertible promissory note due December 2025, with a face value of $189,474 and an original issue discount of $9,474. This note includes a guaranteed interest payment at a rate of 18%. The lender agreed to fund the note in three installments of $60,000 with the first due at issuance of the note, the second 30 days after closing and the final payment 90 days after closing. All principal and accrued interest are due at maturity. Additionally, the holder has the right to convert the note at a rate of $0.01 per share, subject to adjustment for certain events such as a change in control. Additionally, six months after the issuance of the note, the conversion price will be reset if the Company’s stock has (a) fallen below $0.01 or (b) has an average daily trading volume of less than $10,000. In the event of a reset, the conversion price will be reduced to 60% of the VWAP for the 10 days prior to the reset date.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1(c) Trading Plans. Our director and executive officer may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

ONAR HOLDING CORPORATION

Date: June 25, 2025	By:	/s/ Claude Zdanow
Claude Zdanow
Chief Executive Officer and President
(Principal Executive Officer)

ONAR HOLDING CORPORATION

Date: June 25, 2025	By:	/s/ Patricia Kaelin
Patricia Kaelin
Chief Financial Officer
(Principal Financial and Accounting Officer)

