Form 10-Q
period 2025-06-30
Onar Holding Corp
filed 2025-08-19
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 000-56012

ONAR Holding Corporation
(Exact name of registrant as specified in its charter)

Nevada	47-2200506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 Biscayne Blvd, 5th Floor Miami, FL	33132
(Address of principal executive offices)	(Zip Code)

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 113,618,057 shares of common stock are issued and outstanding as of August 19, 2025.

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

The results for the period ended June 30, 2025, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2024, filed with the Securities and Exchange Commission on May 5, 2025.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current assets:
Cash	$265,409	$339,199
Accounts receivable, net	163,956	79,483
Investments in equity securities	150,011	371,151
Investments in equity securities, related party	92,385	118,048
Prepaid expenses and other current assets	80,067	59,398
Total current assets	751,828	967,279

Other assets:
Property and equipment	92,556	106,741
Intangible Assets, customer relationships, net	166,754	331,048
Goodwill	458,335	458,335
Employee loan receivable, net	164,022	160,822
Advance to affiliated entity	400,700	400,700
Right of use asset	11,570	25,049
Total other assets	1,293,935	1,482,695

Total assets	$2,045,763	$2,449,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$499,047	$319,684
Accrued expenses and other liabilities	1,740,766	1,200,402
Lines of credit	49,004	219,775
Deferred revenue	9,601	155,504
Contract liabilities	213,636	169,748
Accrued expenses and advances, related party	7,878	228,079
Lease liability	11,810	25,337
Notes payable	2,205,008	2,121,719
Notes payable, related party	830,106	560,450
Convertible notes payable	658,396	-
Total current liabilities and total liabilities	6,225,252	5,000,698

Commitments and contingencies (Note 6)

Stockholders’ Deficit:
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Preferred stock Series A, 1,000 shares authorized, $0.001 par value, 1,000 and 1,000 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Preferred stock Series B, 10,000 shares authorized, $0.001 par value, 3,125 and 3,125 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3	3
Preferred stock Series C, 6,570 shares authorized, $0.001 par value, 6,570 and 6,570 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	7	7
Preferred stock, Series D, 100 shares authorized, $0.001 par value, 0 and 100 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Preferred stock Series E, 6,000 shares authorized, $0.001 par value, 500 and 0 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Common stock 450,000,000 shares authorized, $0.001 par value., 120,641,982 and 112,380,049 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	120,643	112,380
Additional paid-in capital	3,074,392	2,017,894
Accumulated deficit	(7,374,535)	(4,681,009)
Total stockholders’ deficit	(4,179,489)	(2,550,724)

Total liabilities and stockholders’ deficit	$2,045,763	$2,449,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

  (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue (including $-0- and $-0-, respectively and $-0- and $159,431 of related party revenue, respectively, Note 4)	$550,639	$667,296	$1,623,234	$1,267,838
Cost of revenues	821,584	348,171	1,699,260	827,021
Gross profit (loss)	(270,945)	319,125	(76,026)	440,817

Operating expenses:
General and administrative	831,477	300,132	1,863,309	541,086
Depreciation and amortization	65,490	80,872	178,480	223,608
Total operating expenses	896,967	381,004	2,041,789	764,694

Loss from operations	(1,167,912)	(61,879)	(2,117,815)	(323,877)

Other (income) expense:
Interest expense	175,497	98,499	369,224	148,172
Transaction costs for merger	-	157,047	-	216,647
Other (income) expense	(2,039)	(38,654)	(40,318)	(23,192)
Change in fair value of investments	64,653	-	246,804	-
Total other (income) expense	238,111	216,892	575,710	341,627

Provision for income tax	-	-	-	-

Net loss	$(1,406,023)	$(278,771)	$(2,693,525)	$(665,504)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average common shares outstanding	119,902,406	16,785,000	117,110,657	16,785,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

   (UNAUDITED)

	Preferred Stock
	Series A		Series B		Series C		Series D		Series E		Common Stock		Additional		Members' Capital
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	of HLDCO	Total

Balance December 31, 2022 - Pre reverse merger	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$-	$(515,371)	$(515,371)

Effect of reverse merger (Note 2)	1,000	1	3,545	4	6,570	7	100	-	100	-	16,785,000	16,785	1,065,685	(1,597,853)	515,371	-

Balance December 31, 2022 - Post reverse merger	1,000	1	3,545	4	6,570	7	100	-	100	-	16,785,000	16,785	1,065,685	(1,597,853)	-	(515,371)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(386,733)	-	(386,733)

Balance March 31, 2024	1,000	$1	3,545	$4	6,570	$7	100	$-	100	$-	16,785,000	$16,785	$1,065,685	(1,984,586)	$-	$(902,104)

Contributions by members of HLDCO	-	-	-	-	-	-	-	-	-	-	-	-	125,500	-	-	125,500

Distributions to members of HLDCO	-	-	-	-	-	-	-	-	-	-	-	-	(236,397)	-	-	(236,397)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(278,771)	-	(278,771)

Balance June 30, 2024	1,000	$1	3,545	$4	6,570	$7	100	$-	100	$-	16,785,000	$16,785	$954,788	$(2,263,357)	$-	$(1,291,772)

Balance December 31, 2024	1,000	$1	3,125	$3	6,570	$7	-	$-	-	$-	112,380,049	$112,380	$2,017,894	(4,681,010)	$-	$(2,550,724)

Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	3,565,806	3,566	307,640	-	-	311,206

Conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	-	-	3,391,366	3,393	142,455	-	-	145,848

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,287,502)	-	(1,287,502)

Balance March 31, 2025	1,000	$1	3,125	$3	6,570	$7	-	$-	-	$-	119,337,221	$119,339	$2,467,989	$(5,968,512)	$-	$(3,381,173)

Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	1,304,761	1,304	106,403	-	-	107,707

Proceeds from sale of preferred stock	-	-	-	-	-	-	-	-	500	-	-	-	500,000	-	-	500,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,406,023)	-	(1,406,023)

Balance June 30, 2025	1,000	$1	3,125	$3	6,570	$7	-	$-	500	$-	120,641,982	$120,643	$3,074,392	$(7,374,535)	$-	$(4,179,489)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

   (UNAUDITED)

	2025	2024
Operating Activities
Net loss	$(2,693,525)	$(665,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178,480	223,608
Amortization of employee loan receivable	31,250	62,500
Amortization of debt discount	32,487	-
Lease expense	(48)	-
Change in fair value of investment in equity securities	246,804	-
Share based compensation	418,913	-
Employee loan receivable interest income and extension fee	(34,450)	-
Note payable, related party, extension fees added to principal	194,773	-
Changes in operating assets and liabilities:
Accounts receivable	(84,473)	15,462
Accounts receivable, related party	-	(315,488)
Prepaid expenses and other assets	(20,669)	(61,305)
Accounts payable	179,362	(53,813)
Accrued expenses and other liabilities	848,768	203,977
Accrued expenses and advances, related party	(220,201)	(239,176)
Deferred revenue	(145,903)	3,529
Customer contracts	43,888	-
Net cash used in operating activities	(1,024,544)	(826,210)

Investing Activities
Purchase of property and equipment	-	(27,029)
Loan receivable	-	(400,700)
Net cash used in investing activities	-	(427,729)

Financing Activities
Proceeds from issuance of notes payable	-	2,154,796
Repayment of notes payable	(3,775)	-
Proceeds from sale of preferred stock	500,000	-
Proceeds from notes payable, related party	35,000
Repayment of notes payable, related party	(247,673)	(404,000)
Proceeds from line of credit	49,004	90,000
Repayment of line of credit	(7,710)	(90,158)
Proceeds from issuance of convertible notes payable	662,000	-
Distributions to members of HLDCO	-	(236,397)
Contributions from members of HLDCO	-	125,500
Repayment of convertible notes payable	(36,091)	-
Net cash provided by financing activities	950,754	1,639,741

Net change in cash	(73,790)	385,802
Cash - beginning of year	339,199	1,015
Cash - end of period	$265,409	$386,817

Supplemental cash flow disclosures
Interest paid	$5,432	$90,000
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Conversion of notes payable and accrued interest	$142,455	$-
Accrued liabilities paid by related party note payable	$287,556	$-
Discounts on convertible notes payable	$68,287	$-
Line of credit converted to note payable	$212,065	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Basis of Presentation

The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2025 and 2024 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2024 audited financial statements. The results of operations for the period ended June 30, 2025 are not necessarily indicative of the operating results for the full year.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception, has negative working capital and has not generated positive cash flows from operations since inception. The Company generated a loss of $2,693,525 for the period ended June 30, 2025 and has a working capital deficiency of $5,473,424. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Variable Consideration

Transaction price for The Company’s contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company’s  estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of The Company’s  anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in The Company’s  favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract was material to The Company’s consolidated financial statements for the periods ended June 30, 2025 and 2024.

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

Earnings Per Share

In accordance with accounting guidance now codified as ASC Topic 260, “Earnings (Loss) per Share,” basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were no dilutive shares outstanding during the periods ending June 30, 2025 and 2024.

Recent Accounting Pronouncements

The Company currently believes there are no issued and not yet effective accounting standards that are materially relevant to our condensed consolidated financial statements.

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

Revenues	$2,840,773
Net loss	$(804,505)

Note 3. Contracts in Process

Changes in the Company’s contracts in process during the period were as follows:

Contract liabilities at December 31, 2024	$169,748
Revenue recognized	(419,673)
Additions	463,561
Contract liabilities at June 30, 2025	$213,636

The net liability position for pool construction contracts in process consisted of the following as of June 30, 2025, are:

Costs on uncompleted contracts	$122,133
Estimated earnings	51,498
Less: Progress billings	387,267
Contract liabilities, net	$(213,636)

The net liability position for contracts in process is included in the accompanying consolidated balance sheets as of June 30, 2025 are:

Costs and estimated earnings in excess of billings on uncompleted contracts	$-
Billings in excess of costs and estimated earnings on uncompleted contracts	213,636
Contract liabilities	$213,636

Note 4. Related Party Transactions

Advance to Affiliated Entity

During the year ended December 31, 2024 and prior to the acquisition of HLDCO the Company advanced an entity controlled by the Company’s CEO $400,700. On March 11, 2025, this advanced was formalized into a promissory note receivable. Under the new terms, the note bears interest at 5% per annum, requires no monthly payments, is unsecured and is due on March 11, 2035. The Company classifies this 10-year note receivable as loan receivable under ASC 310, as it has the positive intent and ability to hold the note until its maturity date. The note is initially recognized at fair value, and is measured at amortized cost using the effective interest method subsequently. The note is presented on the balance sheet at its amortized cost, inclusive of accrued interest. The stated interest rate reflects the effective yield, resulting in a carrying value that equals the principal plus accumulated interest receivable.

As of June 30, 2025 the balance remains outstanding and is included in ‘Advance to affiliated entity’ on the accompanying consolidated balance sheets.

Revenues and Accounts Receivable, related party

During six months ended June 30, 2025 and 2024, the Company recognized revenues of approximately $-0- and $159,431, respectively, to entities which share common management. As of June 30, 2025, all amounts due from these entities have been fully reserved through an allowance for credit losses established in previous periods.

Notes Payable

The Company has 5 notes payable due to a related party as described in Note 7. As of June 30, 2025, accrued interest due under these notes was $-0-.

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

Series C Preferred Stock

The Series C Preferred Stock (Series C Stock) consists of 6,570 shares, having a “Face Value” of $1,000 per share.  Each share of Series C Preferred Stock converts into common stock at a conversion rate equal to 33,334 shares of common stock per share of Series C Preferred Stock.  However, in the event of a Liquidation Event(1) the Series C Preferred Stock shall, in total, convert into exactly 52% of the sum of a) all Common Stock issued and outstanding; plus b) all the aggregate of all shares of Common Stock that would be issued upon the exercise of warrants or options, conversion of any convertible promissory notes, conversion of all other preferred shares, and any other instruments having vested rights to convert into Common Stock; plus c) the total of aggregate of all Series C Preferred Stock such that all Holders of Series C Preferred Stock shall hold exactly fifty-two percent (52%) of all issued and outstanding Common Stock, on a pro-rata basis, subject to the liquidation, merger, dissolution, winding up, or acquisition on a fully diluted basis.  The Series C Preferred Stock shall be paid no dividends and have no voting rights. Additional rights and obligations are described in the exhibit attached hereto.

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

Series E Preferred Stock

The Series E Preferred Stock (Series E Preferred Stock) consisted of 6,000 shares having a “Face Value” of $1,000 per share with an 8% per annum dividend rate payable in common stock upon conversion.  Each share of Series E Preferred Stock converts into common stock at a conversion price equal to 75% of the closing price of the Company’s common stock on such conversion date. The Series E Preferred Stock are treated as having been converted to common stock in the event of liquidation and do not have preference of any other common shareholders. The Series E Preferred Stock have no voting rights. Additional rights and obligations are described in the exhibit attached hereto.

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

Note 6. Commitments and Contingencies

Payroll tax liabilities

During 2023, the Company did not remit federal income tax, social security, Medicare or local and state income taxes which were withheld from the Company’s employees payroll. The Company has estimated and accrued fines and penalties associated with the amounts which have not been remitted and includes these amounts in accrued expenses in the accompanying consolidated balance sheets.  As of June 30, 2025, the balance due was $519,408.

Customer legal dispute

VMed Services, LLC a subsidiary of the Company, is a plaintiff in a lawsuit that was filed on April 22, 2024 against Meridian Diagnostics LLC in State Court of Fulton County, Georgia. The Company is seeking approximately $170,000 for claims related to the provision of marketing services to the defendant. In response to the filing of the complaint, Meridian Diagnostics filed a counterclaim against the Company and denies the allegations and seeks attorney's fees. This litigation was settled during the six months ended June 30, 2025, and the Company received a payment of $30,000 which is reflected within “general and administrative” in the accompanying condensed consolidated statements of operations.

Note 7. Debt

	June 30, 2025	December 31, 2024
Promissory note due to a related party which matured on December 20, 2024, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets. Effective March 7, 2025, the lender and the Company entered into an Omnibus Note Extension Agreement which provided that this note was extended to June 5, 2025. As consideration for the extension, the principal balance was increased by 5%.	$-	$164,450
Promissory note due to a related party maturing on August 16, 2025, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets.	105,000	105,000
Promissory note due to a related party which matured on September 27, 2024, requiring interest only payments monthly, bearing interest at 12% per annum and secured by all HLDCO’s assets. Effective March 7, 2025, the lender and the Company entered into an Omnibus Note Extension Agreement which provided that this note was extended to June 5, 2025. As consideration for the extension, the principal balance was increased by 5%.	64,050	61,000
Promissory note due to a related party which matured on November 10, 2024, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets. Effective March 7, 2025, the lender and the Company entered into an Omnibus Note Extension Agreement which provided that this note was extended to June 5, 2025. As consideration for the extension, the principal balance was increased by 5%.	220,500	210,000
Promissory notes issued between March 2024 and July 2024 due one year from issuance, requiring interest only payments monthly, bearing interest at 18% per annum and are unsecured. These notes mature March 2025 through July 2025.	1,985,000	2,110,000
Promissory note due to a related party maturing on September 22, 2025, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets.	35,000	20,000
Promissory note due to a related party which maturing September 22, 2025, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets.	405,556	-

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

	113,866	-

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

	104,624	-

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

	113,091	-

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

	183,815	-
On July 28, 2022, The Company entered into a $225,000 line of credit agreement with a financial institution. The line of credit matured on July 28, 2024. On July 28, 2024, the line of credit was converted to a term loan agreement with a fixed interest rate of 9.99%, minimum monthly payments of $3,735 and a maturity date of July 28, 2029.	212,064	-

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

	143,000	-
Term note with a bank secured by car, payable in monthly installments of $939, including interest at 6.79% through October 4, 2030	7,943	11,719
Total notes payable	$3,693,510	$2,682,169

Line of Credit

On July 28, 2022, The Company entered into a $225,000 line of credit agreement with a financial institution. The line of credit matured on July 28, 2024 and was exchanged into a term loan.

On March 11, 2025, The Company entered into a $51,000 line of credit agreement with a financial institution. The line of credit matures on March 11, 2026, has an interest rate of 0% per annum and requires monthly interest only payments with all principal and accrued interest due at maturity. As of June 30, 2025, the outstanding principal totaled approximately $49,000.

Note 8. Segments

As a result of the HLDCO acquisition, the Company determined that there are two reportable segments. These segments have different strategic and economic goals and are managed separately because they require different technology and marketing strategies.

Reportable Segment	Description
Advertising and Marketing	Providing a single source for all technology enabled digital advertising, experiential marketing, healthcare marketing, and brand development strategies.
Pools	Providing the installation and maintenance of residential pools in and around Austin in Texas, United States.

The Company’s Chief Executive Officer is the chief operating decision maker and reviews the internal management reports for each segment at least quarterly. During the periods ended June 30, 2025 and 2024, there were no significant inter-company revenues or expenses. The chief operating decision maker assesses performance for each segment and decides how to allocate resources based on segment operating losses that is also reported on the consolidated statements of operations. The measure of segment assets is reported on the balance sheets as total consolidated assets. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

Information regarding each reportable segment for the six month period ended June 30, 2025, is as follows:

	Pool Services	Advertising and Marketing	Total
Revenue	$419,673	$1,203,561	$1,623,234
Cost of revenues	474,040	1,225,220	1,699,260
General and administrative	57,081	1,806,228	1,863,309
Depreciation and amortization	7,327	171,153	178,480
Segment operating income (loss)	$(118,775)	$(1,999,040)	$(2,117,815)

Note 9. Subsequent events

               Subsequent to June 30, 2025, the Company added three directors to its board of directors. Each director will receive $12,000 per quarter plus a one-time issuance of common stock with an estimate fair value of $20,000.

On July 9, 2025, the Company entered into a convertible promissory note due July 2026, with an original issue discount of $6,000. This note includes an interest rate of 11%. All principal and accrued interest are due at maturity. Additionally, six months after the issuance of the note, the holder has the right to convert the note at the closing price, subject to adjustment, of the day prior to the receipt of the conversion notice by the Company.

On July 24, 2025, the Company entered into a convertible promissory note due April 2026, with an original issue discount of $9,000. This note includes a one-time guaranteed interest charge of $11,040 which is added to the principal balance. All principal and accrued interest are due at maturity. Additionally, after an event of default, the holder has the right to convert the note at a 40% discount to market using a 20-day lookback period.

The addition of independent directors strengthens our governance and supports our strategic initiatives. The July convertible note financings provide incremental liquidity and extend the Company’s financing horizon as we continue to pursue longer-term funding solutions.

On August 12, 2025, the Company entered into an exchange agreement with one of its lenders to exchange and consolidated certain notes payable into a single note payable with a principal balance $1,009,062. The new note payable is due on August 12, 2026, bears interest at 18% per annum and is convertible into the Company’s common stock at a conversion price of $0.035, subject to certain adjustments. The Company has not completed its analysis of the accounting impact, if any, of this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Summary of our operations.
•	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
•	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2025 and 2024.
•	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
•

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

Corporate Information

Our principal executive offices are located at 990 Biscayne Blvd, 5th Floor Miami, FL 33132, and our telephone number is (213) 437-3081.

Summary Description of Business Operations

ONAR

On July 25, 2024, Reliant Holdings acquired HLDCO, LLC and its wholly owned subsidiary, Integrum Group, LLC, which was subsequently renamed and rebranded as ONAR (“ONAR”).  Due to the relative significant of HLDCO, LLC, we account for this acquisition as a reverse acquisition.  ONAR is a leading marketing agency group that provides a host of services specifically focused on middle-market companies that need the flexibility of both specialized and holistic marketing services. ONAR currently operates three wholly owned and highly specialized marketing agencies: Storia, an artificial intelligence-enabled digital performance marketing agency and VMED, a healthcare marketing agency.

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

Residential Pools

We, through our wholly-owned subsidiary Reliant Pools (which has been in operation since September 2013), are an award winning, custom, swimming pool construction company located in the greater Austin, Texas market. We assist customers with the design of, and then construct, recreational pools which blend in with the surroundings, geometric pools which complement the home’s architecture and water features (e.g., waterfalls and negative edge pools) which provide the relaxing sounds of moving water. Management is evaluating strategic alternatives for the pool business, including a potential divestiture, to focus capital and resources on scaling our AI-enabled marketing agency network, which we believe offers higher growth potential and improved margins.

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

Plan of Operations

We ended the quarter with $0.75 million in current assets and $6.23 million in current liabilities, resulting in a working capital deficit of approximately $5.47 million. Current liabilities include approximately $3.7 million of notes and other borrowings due within twelve months. Management used $1.02 million of net cash in operating activities for the six months ending June 30, 2025, and generated $0.95 million from financing activities in the period. We do not currently have additional committed sources of capital from third parties or from our officers, directors or majority stockholders and may be required to pursue additional debt and/or equity financing; there can be no assurance such financing will be available on acceptable terms, if at all.

We are executing a transition plan focused on strengthening our balance sheet, streamlining operations, and positioning ONAR for scalable growth. Our priorities include: (1) refinancing or converting near-term debt maturities to improve liquidity and reduce financing costs, (2) tightening expense controls and accelerating collections to improve cash conversion, (3) driving net new revenue through higher-margin, AI-enabled marketing services, and (4) selectively funding growth initiatives.

Near‑term priorities

-

Address near‑term maturities and cost of capital. We have had $142,445 of notes payable converted into common stock and have repaid $298,650 in principal during the quarter ended June 30, 2025 quarter. We expect to refinance $1,009,062 in related party debt into a new note with a maturity in August of 2026 during the third quarter of 2025. Additionally, we are in the process of extending and issuing a replacement note for approximately $1,800,000. We are also evaluating options to further refinance, extend, or retire portions of our remaining short‑term notes, as well as working to extend maturity or convert additional debt into common stock of the company.

-	Tighten operating expenses and improve cash conversion. Continuing to improve expense controls, vendor rationalization, and billing/collections discipline to shorten our cash cycle.

-	Focusing on net new revenue growth, including from new technology initiatives.

-

Funding growth selectively. During June 2025, we completed an initial $500,000 closing of our Series E Preferred Stock financing. We have conducted additional closings and plan to continue closing additional capital for aggregate proceeds of up to $6,000,000 (less the initial closing), subject to market conditions and corporate approvals. Proceeds are expected to support working capital and targeted growth initiatives across our agency network, specifically in the area of mergers and acquisitions.

Collectively, these initiatives are designed to improve liquidity, reduce financing costs, and position ONAR to execute on its acquisition pipeline and organic growth opportunities.

These actions are intended to mitigate the substantial doubt about our ability to continue as a going concern and to support our transition toward a scalable, AI‑enabled marketing platform. Execution of this plan will depend on operating performance and access to capital.

Results of Operations

Highlights: The first half of 2025 reflected a 28% year-over-year increase in total revenue, driven by the inclusion of Reliant Pools, partially offset by lower quarterly marketing revenues due to client timing. Higher operating expenses primarily reflect public company compliance costs, growth investments, and stock-based compensation. We continue to prioritize cost discipline and strategic growth initiatives to improve profitability.

For the Three Months Ended June 30, 2025, compared to the Three Months Ended June 30, 2024

We had revenue of $550,639 for the three months ending June 30, 2025, compared to revenue of $667,296 for the three months ending June 30, 2024, a decrease of $116,657 or 17% from the prior period. The decrease in revenues was primarily due to changes in the Marketing segment’s customer base and the timing of revenue streams during the period.

We had cost of revenues of $821,584 for the three months ending June 30, 2025, compared to cost of revenues of $348,171 for the three months ended June 30, 2024, an increase of $473,413 or 136% from the prior period. This increase is primarily due to the acquisition of Reliant Holdings which was not included in the previous period coupled with increased labor costs as we continue to seek to retain top talent within our business segments.

We had operating expenses of $896,967 for the three months ending June 30, 2025, compared to operating expenses of $381,004 for the three months ending June 30, 2024, representing an increase of $515,963 or 135%. This increase was related to costs of compliance as a result of our acquisition of Reliant Holdings and the accompanying public company reporting obligations coupled with increases in stock-based compensation and executive compensation during the period.

We had interest expense of $175,497 for the three months ending June 30, 2025, compared to interest expense of $98,499 for the three months ending June 30, 2024, due to interest costs in connection with new loans during 2025 to fund operations as described in greater detail under “Liquidity and Capital Resources” below.

We had transaction costs for merger of $-0- for the three months ending June 30, 2025, compared to $157,047 for the three months ending June 30, 2024, representing a decrease of $157,047 or 100%. This decrease was related to merger-related costs which were incurred prior to our acquisition of Reliant Holdings and such costs do not continue post-acquisition.

We had changes in the fair value of our investments of $64,653 for the three months ending June 30, 2025, compared to $-0- for the three months ended June 30, 2024, representing a 100% increase for the period. This change is the result of changes in the market value of our investments, which are shares of common stock we received as compensation for services in a previous period.

For the six Months Ended June 30, 2025, compared to the six Months Ended June 30, 2024

We had revenue of $1,623,234 for the six months ending June 30, 2025, compared to revenue of $1,267,838 for the six months ending June 30, 2024, an increase of $355,396 or 28% from the prior period. The increase in revenues was primarily due to the acquisition of Reliant Holdings and its related pool business.

We had cost of revenues of $1,699,260 for the six months ending June 30, 2025, compared to cost of revenues of $827,021 for the six months ending June 30, 2024, an increase of $872,239 or 105% from the prior period. This increase is primarily due to the acquisition of Reliant Holdings which was not included in the previous period coupled with increased labor costs as we continue to seek to retain top talent within our business segments.

We had operating expenses of $2,041,789 for the six months ending June 30, 2025, compared to operating expenses of $764,694 for the six months ending June 30, 2024, representing an increase of $1,277,095 or 167%. This increase was related to costs of compliance as a result of our acquisition of Reliant Holdings and the accompanying public company reporting obligations coupled with increases in stock-based compensation and executive compensation during the period.

We had interest expense of $369,224 for the six months ended June 30, 2025, compared to interest expense of $148,172 for the six months ended June 30, 2024, due to interest costs in connection with new loans during 2025 to fund operations as described in greater detail under “Liquidity and Capital Resources” below.

We had transaction costs for merger of $-0- for the six months ending June 30, 2025, compared to $216,647 for the six months ending June 30, 2024, representing an decrease of $216,647 or 100%. This decrease was related to merger-related costs which were incurred prior to our acquisition of Reliant Holdings and such costs are not continuing post-acquisition.

We had changes in the fair value of our investments of $246,804 for the six months ending June 30, 2025, compared to $-0- for the six months ending June 30, 2024, representing a 100% increase for the period. This change is the result of changes in the market value of our investments, which are shares of common stock we received as compensation for services in a previous period.

Liquidity and Capital Resources

We had total assets of $2 million as of June 30, 2025, consisting of total current assets of $751,828, which included cash of $265,409, and accounts receivable of $163,956.

We had total and current liabilities of $6.2 million as of June 30, 2025, including accounts payable of $499,047 and accrued expenses of $1,740,766, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $213,636, and notes payable maturing within one year of $3.7 million.

We had a working capital deficit of $5.5 million as of June 30, 2025, compared to a working capital deficit of $4 million as of December 31, 2024.

We used $1,024,544 net cash in operating activities for the six months ending June 30, 2025, as compared to $826,210 of net cash used in operating activities for the six months ending June 30, 2024. Net cash used in operating activities for the 2025 period was mainly due to our net loss for the period offset by certain non-cash charges.  For the 2024 period, net cash used in operating activities was mainly due to a net loss for the period.

We used $-0- of cash in investing activities for the six months ending June 30, 2025. We used $427,729 of net cash in investing activities for the six months ending June 30, 2024, which was due primarily by a loan made to a non-executive employee of the Company prior to the acquisition of Reliant Holdings and the acquisition of fixed assets during the period

We generated $950,754 of cash provided by financing activities for the six months ending June 30, 2025, primarily driven by the issuance of new debt instruments offset by repayments of previous balances.  We generated $1.6 million of net cash provided by financing activities for the six months ending June 30, 2024, which was driven primarily by the issuance of debt instruments during the period.

While we do not currently have committed additional sources of capital, we are actively evaluating financing options, including potential equity raises, strategic debt facilities, and partnership opportunities. We expect these efforts, combined with ongoing cost discipline and debt restructuring initiatives, to extend our operating runway.

As disclosed in Note 9, subsequent to quarter-end we added three independent directors to enhance governance and completed two convertible note financings, providing incremental liquidity and extending our financing horizon.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of June 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

To remediate this material weakness, we are implementing additional review and reconciliation procedures, engaging external accounting resources for complex transactions, and evaluating the addition of finance personnel to strengthen segregation of duties and oversight. Progress on these measures will be evaluated and reported in future filings.

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us. See Note 6 to the financial statements for discussion of the resolution of a customer legal dispute during the quarter. We are not currently a party to any other material legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 6, 2025, the Company sold 500 shares Series E Preferred Stock for aggregate proceeds of $500,000. The shares of Series E Preferred Stock were offered and sold without registration under the Securities Act of 1933in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.  The Company used the proceeds of the offering for general corporate purposes.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1(c) Trading Plans. Our director and executive officer may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act.. During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit		Filed/ Furnished	Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
4.1	Certificate of Designations of Series E Preferred Stock.		8-K	4.1	June 12, 2025	000-56012
10.1	Form of Subscription Agreement		8-K	10.1	June 12, 2025	000-56012
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	☒
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	☒

* Filed herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ONAR HOLDING CORPORATION

Date: August 19, 2025	By:	/s/ Claude Zdanow
Claude Zdanow
Chief Executive Officer and President
(Principal Executive Officer)

ONAR HOLDING CORPORATION

Date: August 19, 2025	By:	/s/ Patricia Kaelin
Patricia Kaelin
Chief Financial Officer
(Principal Financial and Accounting Officer)

