Form 10-Q
period 2025-09-30
Onar Holding Corp
filed 2025-11-14
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2025

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 131,137,962 shares of common stock are issued and outstanding as of November 13, 2025.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•	our ability to continue as a going concern;
•	the need for additional funding, our ability to raise such funding, and the ultimate terms thereof;
•	unfavorable economic conditions;
•	changes in client demand;
•	our ability to maintain our existing clients;
•	our ability to develop new product offerings;
•	our ability to deploy AI in our business and the development of AI by our competitors;
•	seasonal fluctuations in marketing, research, communications and advertising activity;
•	the impact of future strategic transactions;
•	our lack of a significant operating history;
•	the level of competition in the industries in which compete;
•	the security of our computer systems and our ability to securely store client data;
•	the loss of key personnel or failure to attract, integrate and retain additional personnel;
•	fluctuations in our operating results;
•	corporate governance risks;
•	the impacts of global epidemics, pandemics and similar health issues;
•	risks relating to our legacy swimming pool and home construction business;
•	material weaknesses in our internal controls;
•	dilution to existing stockholders caused by the issuance of additional shares of our common stock;
•	the lack of a significant market for our common stock, and the volatile nature thereof;
•	our failure to pay cash dividends;
•	the status of our common stock as a “penny stock”;
•	lack of liquidity in the market for our stock;
•	our blank check preferred stock and ability to issue significant shares of common stock;
•	costs and expenses associated with being a public company; and
•	other risk factors included under “Risk Factors” below.

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

The results for the period ended September 30, 2025, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2024, filed with the Securities and Exchange Commission on May 5, 2025.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current assets:
Cash	$284,881	$339,199
Accounts receivable, net	220,145	79,483
Investments in equity securities	-	371,151
Investments in equity securities, related party	41,061	118,048
Prepaid expenses and other current assets	79,127	59,398
Total current assets	625,214	967,279

Other assets:
Property and equipment	86,069	106,741
Intangible assets, net	267,863	331,048
Goodwill	2,651,883	458,335
Advances to related party	110,419	-
Employee loan receivable, net	164,022	160,822
Advance to affiliated entity	400,700	400,700
Right of use asset	4,666	25,049
Total other assets	3,685,622	1,482,695

Total assets	$4,310,836	$2,449,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,004,686	$319,684
Accrued expenses and other liabilities	2,001,677	1,200,402
Lines of credit	-	219,775
Deferred revenue	590,486	155,504
Contract liabilities	81,260	169,748
Accrued expenses and advances, related party	-	228,079
Lease liability	4,762	25,337
Notes payable	2,194,657	2,121,719
Notes payable, related party, net of discounts	1,009,062	560,450
Convertible notes payable, net of discounts	2,092,627	-
Total current liabilities and total liabilities	8,979,217	5,000,698

Commitments and contingencies (Note 6)

Stockholders’ Deficit:
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Preferred stock Series A, 1,000 shares authorized, $0.001 par value, 1,000 and 1,000 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Preferred stock Series B, 10,000 shares authorized, $0.001 par value, 3,065 and 3,125 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	3
Preferred stock Series C, 6,570 shares authorized, $0.001 par value, 6,570 and 6,570 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	7	7
Preferred stock, Series D, 100 shares authorized, $0.001 par value, 0 and 100 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Preferred stock Series E, 6,000 shares authorized, $0.001 par value, 660 and 0 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Common stock 1,000,000,000 shares authorized, $0.001 par value., 128,762,167 and 112,380,049 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	128,763	112,380
Additional paid-in capital	4,175,335	2,017,894
Accumulated deficit	(8,972,490)	(4,681,009)
Total stockholders’ deficit	(4,668,381)	(2,550,724)

Total liabilities and stockholders’ deficit	$4,310,836	$2,449,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

  (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue (including approximately $-0-, $248,000, $-0- and $470,000 of related party revenue, respectively, Note 4)	$1,077,106	$898,797	$2,700,340	$2,166,635
Cost of revenues	832,483	679,891	2,531,743	1,506,912
Gross profit	244,623	218,906	168,597	659,723

Operating expenses:
General and administrative	1,106,959	975,467	2,970,268	1,592,925
Depreciation and amortization	58,708	190,473	237,188	337,709
Total operating expenses	1,165,667	1,165,940	3,207,456	1,930,634

Loss from operations	(921,044)	(947,034)	(3,038,859)	(1,270,911)

Other (income) expense:
Interest expense	459,579	153,409	828,803	301,581
Transaction costs for merger	-	64,878	-	281,525
Other expense (income)	15,997	(41,224)	(24,321)	(64,416)
Change in fair value of investments	201,335	-	448,139	-
Total other expense	676,911	177,063	1,252,621	518,690

Provision for income tax	-	-	-	-

Net loss	$(1,597,955)	$(1,124,097)	$(4,291,480)	$(1,789,601)

Net loss per share - basic and diluted	$(0.01)	$(0.07)	$(0.03)	$(0.11)

Weighted average common shares outstanding	122,996,729	16,785,000	119,076,991	16,785,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

   (UNAUDITED)

	Preferred Stock														Members'
	Series A		Series B		Series C		Series D		Series E		Common Stock		Additional		Capital
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	of HLDCO	Total

Balance December 31, 2022 - Pre reverse merger	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$-	$(515,371)	$(515,371)

Effect of reverse merger (Note 2)	1,000	1	3,545	4	6,570	7	100	-	100	-	16,785,000	16,785	1,065,685	(1,597,853)	515,371	-

Balance December 31, 2022 - Post reverse merger	1,000	1	3,545	4	6,570	7	100	-	100	-	16,785,000	16,785	1,065,685	(1,597,853)	-	(515,371)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(386,733)	-	(386,733)

Balance March 31, 2024	1,000	1	3,545	4	6,570	7	100	-	100	-	16,785,000	16,785	1,065,685	(1,984,586)	-	(902,104)

Contributions by members of HLDCO	-	-	-	-	-	-	-	-	-	-	-	-	125,500	-	-	125,500

Distributions to members of HLDCO	-	-	-	-	-	-	-	-	-	-	-	-	(236,397)	-	-	(236,397)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(278,771)	-	(278,771)

Balance June 30, 2024	1,000	1	3,545	4	6,570	7	100	-	100	-	16,785,000	16,785	954,788	$(2,263,357)	-	(1,291,772)

Contributions by members of HLDCO	-	-	-	-	-	-	-	-	-	-	-	-	500	-	-	500

Distributions to members of HLDCO	-	-	-	-	-	-	-	-	-	-	-	-	(650)	-	-	(650)

Consideration transferred for acquisition of HLDCO	-	-	-	-	-	-	-	-	-	-	-	-	688,732	-	-	688,732

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,124,097)	-	(1,124,097)

Balance September 30, 2024	1,000	$1	3,545	$4	6,570	$7	100	$-	100	$-	16,785,000	$16,785	$1,643,370	$(3,387,454)	$-	$(1,727,287)

Balance December 31, 2024	1,000	$1	3,125	$3	6,570	$7	-	$-	-	$-	112,380,049	$112,380	$2,017,894	(4,681,009)	$-	$(2,550,725)

Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	3,565,806	3,566	307,640	-	-	311,206

Conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	-	-	3,391,366	3,393	142,455	-	-	145,848

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,287,502)	-	(1,287,502)

Balance March 31, 2025	1,000	$1	3,125	$3	6,570	$7	-	$-	-	$-	119,337,221	$119,339	$2,467,989	$(5,968,512)	$-	$(3,381,173)

Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	1,304,761	1,304	106,403	-	-	107,707

Proceeds from sale of preferred stock	-	-	-	-	-	-	-	-	500	-	-	-	500,000	-	-	500,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,406,023)	-	(1,406,023)

Balance June 30, 2025	1,000	$1	3,125	$3	6,570	$7	-	$-	500	$-	120,641,982	$120,643	$3,074,392	$(7,374,535)	$-	$(4,179,489)

Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	3,713,244	3,713	360,210	-	-	363,923

Issuance of series E preferred stock	-	-	-	-	-	-	-	-	160	-	-	-	213,333	-	-	213,333

Issuance of shares and warrant with debt	-	-	-	-	-	-	-	-	-	-	500,000	500	424,930	-	-	425,430

Notes payable and accrued interest conversion	-	-	-	-	-	-	-	-	-	-	2,000,000	2,000	58,000	-	-	60,000

Conversion of preferred shares	-	-	(60)	-	-	-	-	-	-	-	1,906,941	1,907	(1,907)	-	-	-

Capital contributed from gain on settlement of related party notes payable	-	-	-	-	-	-	-	-	-	-	-	-	46,377	-	-	46,377

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,597,955)	-	(1,597,955)

Balance September 30, 2025	1,000	$1	3,065	$3	6,570	$7	-	$-	660	$-	128,762,167	$128,763	$4,175,335	$(8,972,490)	$-	$(4,668,381)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

   (UNAUDITED)

	2025	2024
Operating Activities
Net loss	$(4,291,480)	$(1,789,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237,188	337,709
Impairment of related party accounts receivable	-	405,614
Amortization of employee loan receivable	31,250	-
Amortization of debt discount	47,990	-
Lease expense	(192)	-
Change in fair value of investment in equity securities	298,400	-
Share based compensation	782,836	-
Employee loan receivable interest income and extension fee	(34,450)	-
Note payable, related party, extension fees added to principal	194,773	-
Changes in operating assets and liabilities:
Accounts receivable	145,455	(37,306)
Accounts receivable, related party	-	(405,614)
Prepaid expenses and other assets	(19,729)	(64,216)
Accounts payable	685,000	(32,652)
Accrued expenses and other liabilities	1,258,552	402,030
Accrued expenses and advances, related party	(228,079)	(42,586)
Deferred revenue	(46,222)	(42,504)
Customer contracts	(88,488)	(27,977)
Net cash used in operating activities	(1,027,196)	(1,297,103)

Investing Activities
Purchase of property and equipment	-	(38,052)
Purchase of intangible assets	-	(4,317)
Cash received for acquisition of Reliant Holdings, Inc.	-	374,294
Payment made to related party for note receivable”	-	(400,700)
Proceeds from sale of investment in equity securities	149,738	-
Cash received from purchase of Retina AI	60,003	-
Acquisition of Juice Labs, LLC, net of cash received	(1,869,272)	-
Advances to related party	(110,419)	-
Net cash used in investing activities	(1,769,950)	(68,775)

Financing Activities
Proceeds from issuance of notes payable		2,110,000
Repayment of notes payable	(46,708)	-
Repayment of due to shareholder	-	(598,844)
Advances from shareholder	-	436,159
Proceeds from sale of preferred stock	500,000	-
Repayment of advances from members of Onar	-	(79,368)
Proceeds from notes payable, related party	35,000	-
Repayment of notes payable, related party	(255,402)	(6,550)
Proceeds from line of credit	47,581	-
Repayment of line of credit	(7,710)	(1,431)
Proceeds from issuance of convertible notes payable	2,863,500	-
Distributions to members of HLDCO	-	(237,047)
Contributions from members of HLDCO	-	126,000
Repayment of convertible notes payable	(393,433)	-
Net cash provided by financing activities	2,742,828	1,828,287

Net change in cash	(54,318)	462,409
Cash - beginning of year	339,199	1,015
Cash - end of period	$284,881	$463,424

Supplemental cash flow disclosures
Interest paid	$11,251	$73,848
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Conversion of notes payable and accrued interest	$200,455	$-
Conversion of Series B preferred stock to common stock	$1,907	$-
Fair value of shares issued for acquisition of Reliant Holdings, Inc.	$-	$688,732
Accrued liabilities paid by related party note payable	$287,556	$-
Discounts on convertible notes payable	$498,687	$-
Line of credit converted to note payable	$212,065	$-
Settlement and replacement of notes payable, related party and accrued interest	$233,062	$-
Purchase of Retina AI through issuance of Series E preferred stock	$153,331	$-
Discounts on convertible notes payable from issuance of common stock warrants	$425,430	$-

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

On July 25, 2024, the Company acquired HLDCO, LLC (“HLDCO”) and its subsidiary Integrum Group LLC (“Integrum”) through a reverse merger (the “Reverse Merger”) whereby the shareholders of HLDCO entered into an agreement to contribute the membership interests of HLDCO to the Company in return for common stock of the Company, following which HLDCO became a wholly-owned subsidiary of Reliant Holdings Inc. and the shareholders of HLDCO owned a majority of the common stock of the Company.

Following the completion of the Reverse Merger, Integrum Group LLC was renamed ONAR LLC (“ONAR”) to align with the Company’s corporate rebranding as ONAR Holding Corporation. ONAR serves as the operating entity for the Company’s marketing and technology-enabled agency network. The Company’s principal executive offices are now located at 990 Biscayne Blvd, 5th Floor, Miami, Florida 33132. ONAR specializes in marketing solutions through a technology-enabled independent agency brand network, providing services across industries including performance digital marketing, healthcare marketing, and experiential marketing.

Basis of Presentation

The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2025 and 2024 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2024 audited financial statements. The results of operations for the period ended September 30, 2025 are not necessarily indicative of the operating results for the full year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which assumes the Company will continue to realize its assets and satisfy its liabilities in the normal course of business. The Company has historically incurred operating losses and negative cash flows from operations and had a working-capital deficit of approximately $8.3 million as of September 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued.

Management believes this uncertainty is being mitigated through several actions taken and underway. During 2025, the Company closed multiple financings, completed the acquisition and integration of Juice Labs LLC and Retina AI, and implemented operational improvements expected to enhance future profitability. Management is actively pursuing refinancing of short-term obligations into longer-term, lower-cost debt facilities and has received several non-binding term sheets from institutional lenders to recapitalize the balance sheet. In addition, the Company’s core operating subsidiaries are now producing positive cash flow on a non-GAAP adjusted basis.

Management’s plans include continuing to strengthen the Company’s capital structure, further reducing expenses, and expanding higher-margin, AI-enabled marketing and technology services. While no assurance can be given that these initiatives will be successful, management believes that the combination of operating improvements, anticipated refinancing transactions, and ongoing access to capital markets will provide sufficient liquidity to support the Company’s operations over the foreseeable future. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Variable Consideration

Transaction price for the Company’s contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. the Company’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in The Company’s favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract was material to The Company’s consolidated financial statements for the periods ended September 30, 2025 and 2024.

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

Note 2. Acquisitions

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

The assets acquired and liabilities assumed are recognized at their estimated fair values as of the acquisition date. There were no adjustments to the provisional balances as recognized at the acquisition date.

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

The consideration transferred was allocated to the assets acquired and liabilities assumed were as follows:

Cash	$374,294
Property and equipment	76,347
Right of use asset	38,109
Accounts payable	(13,629)
Accrued expenses	(74,667)
Billings in excess of cost	(75,462)
Notes payable	(56,390)
Operating lease liability	(38,205)
230,397
Goodwill	458,335
Assets and liabilities acquired	$688,732

The goodwill recognized as a result of the acquisition of the Company is attributable primarily to expected synergies and the assembled workforce. None of the goodwill is expected to be deductible for income tax purposes. The Company has engaged a third party to complete a purchase price allocation valuation and expects that to be completed in Q4 2025.

Consolidated unaudited pro forma information:

The following consolidated pro forma information assumes that the acquisition of HLDCO took place on January 1, 2024. These amounts have been estimated after applying the Company’s accounting policies

Total
Revenues	$3,187,892
Net loss	$(1,452,122)

Juice Labs LLC

On September 15, 2025, the Company acquired all of the outstanding equity interests (the “Membership Interests”) of Juice Labs LLC, a Delaware limited liability company (“Juice”), pursuant to a Securities Purchase Agreement (the “Purchase Agreement”).  The Purchase Agreement includes customary representations and warranties, confidentiality, non-competition, non-solicitation, non-disparagement, non-interference, and indemnification provisions as provided therein. The acquisition included the Sour Grapes marketing-technology platform, which provides proprietary analytics and data-integration capabilities that are now part of ONAR Labs. Management expects the integration of Retina AI’s technology into ONAR Labs to continue through the fourth quarter of 2025.

Pursuant to the Purchase Agreement, as consideration for the acquisition of the Membership Interests, Buyer (i) paid an aggregate consideration of $2,000,000, subject to adjustment and holdback as set forth in the Purchase Agreement, and (ii) is required to pay additional consideration to the Sellers, if any, calculated based on revenue, net of pass through advertising expenses, attributable to new clients referred by the Sellers to the Buyer after the closing date that are received by Juice during the first 24 months from the initial contract date with any such new referred clients for all initial contracts with such new referred clients that are entered into by Juice within five (5) years of the closing date (“Net New Revenue”).

On or prior to each one-year anniversary of the closing date until the fifth-year anniversary of the closing date (or until the six- or seventh-year anniversary of the closing date to the extent that there is Net New Revenue in such years), the Company shall prepare and deliver to the previous owners of Juice (the “Sellers”) a statement setting forth its calculation of Net New Revenue for the applicable twelve-month period. Upon final determination of Net New Revenue for the applicable twelve-month period, the Company shall pay to the Sellers an amount equal to ten percent (10%) times Net New Revenue for the applicable twelve-month period. Unless otherwise mutually agreed by the Buyer and the Sellers, each earnout payment, if any, shall be paid (A) one-half in cash to Sellers, in accordance with their pro rata shares, and (B) one-half in shares of common stock of the Company (based on a ten-day volume weighted average price ending two business days immediately prior to the date of issuance of such shares) issued to Sellers in accordance with their pro rata shares, rounded down to the nearest whole number.

Management determined that the acquisition of Juice was a business combination as defined within ASC 805, and that the Company was the accounting acquirer. As a result, the Company has applied purchase accounting as of the acquisition date. The assets and liabilities Juice were recognized at fair value on the acquisition date and the results of Juice’s operations have been included within the consolidated statements of operations from the acquisition date forward.

The assets acquired and liabilities assumed are recognized provisionally in the accompanying consolidated balance sheets at their estimated fair values as of the acquisition date. The initial accounting for the business combination is not complete as the Company is in the process of obtaining additional information for the valuation of acquired intangible assets and deferred tax liabilities, if any. The provisional amounts are subject to change to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Under U.S. GAAP, the measurement period shall not exceed one year from the acquisition date and the Company will finalize these amounts no later than September 15, 2026. The estimated fair values as of the acquisition date are based on information that existed as of the acquisition date. During the measurement period the Company may adjust provisional amounts recorded for assets acquired and liabilities assumed to reflect new information that the Company has subsequently obtained regarding facts and circumstances that existed as of the acquisition date.

Cash consideration	$2,124,693

The consideration transferred was allocated to the assets acquired and liabilities assumed on a preliminary basis as follows:

Cash	$255,421
Accounts receivable	286,117
Accrued expenses	(129,189)
Deferred revenue	(481,204)
(68,855)
Goodwill	2,193,548
Assets and liabilities acquired	$2,124,693

The goodwill recognized as a result of the acquisition of the Company is attributable primarily to expected synergies and the assembled workforce. None of the goodwill is expected to be deductible for income tax purposes.

During the nine months ended September 30, 2025, approximately $227,000 of revenue was generated by Juice and is included in the condensed consolidated statement of operations. Juice’s net loss for the period from the acquisition to September 30, 2025, was approximately $35,000.

Consolidated unaudited pro forma information:

The following consolidated pro forma information assumes that the acquisition of Juice took place on January 1, 2025. These amounts have been estimated after applying the Company’s accounting policies

Total
Revenues	$4,532,095
Net loss	$(3,803,725)

Retina AI

On September 23, 2025, the Company acquired the software platform of Retina AI. Retina AI is an AI-driven SaaS platform that ingests a brand’s transaction, engagement, and demographic data to forecast customer lifetime value at the individual level. Marketers use these insights to acquire higher-value customers, optimize retention spend, and scale profitably.

The transaction involved the issuance of 160 shares of Series E Preferred stock with a fair value of $213,333 on the closing date. In addition to the software acquired, the Company also received approximately $60,000 in cash from Retina AI as part of the closing. The Company allocated the remaining $153,333 to the acquired software which is included within ‘intangible assets’ on the accompanying condensed consolidated balance sheets.

The transaction was accounted for in accordance with ASC 805-10 - Business Combinations, as an asset acquisition as Retina AI maintained no employees, customers, or contracts. Additionally, the Company concluded that substantially all of the fair value of the assets acquired, excluding cash, was assigned to the software purchased. Accordingly, the transaction was accounted for as an asset acquisition.

Note 3. Contracts in Process

Changes in the Company’s contracts in process during the period were as follows:

Contract liabilities at December 31, 2024	$169,748
Revenue recognized	(833,979)
Additions	745,491
Contract liabilities at September 30, 2025	$81,260

The net liability position for pool construction contracts in process consisted of the following as of September 30, 2025, are:

Costs on uncompleted contracts	$106,796
Estimated earnings	45,030
Less: Progress billings	233,086
Contract liabilities, net	$(81,260)

The net liability position for contracts in process is included in the accompanying consolidated balance sheets as of September 30, 2025 are:

Costs and estimated earnings in excess of billings on uncompleted contracts	$-
Billings in excess of costs and estimated earnings on uncompleted contracts	81,260
Contract liabilities	$81,260

Note 4. Related Party Transactions

Advance to Affiliated Entity

During the year ended December 31, 2024 and prior to the acquisition of HLDCO the Company advanced an entity controlled by the Company’s CEO $400,700. The purpose of this advance was to enable that entity to purchase the Company’s outstanding super-voting Series A Preferred Stock from the prior controlling shareholder, which facilitated the change of control and subsequent reverse-merger transaction described in Note 2. On March 11, 2025, this advance was formalized into a promissory note receivable. Under the new terms, the note bears interest at 5% per annum, requires no monthly payments, is unsecured and is due on March 11, 2035. The Company classifies this 10-year note receivable as loan receivable under ASC 310, as it has the positive intent and ability to hold the note until its maturity date. The note is initially recognized at fair value, and is measured at amortized cost using the effective interest method subsequently. The note is presented on the balance sheet at its amortized cost, inclusive of accrued interest. The stated interest rate reflects the effective yield, resulting in a carrying value that equals the principal plus accumulated interest receivable.

As of September 30, 2025 the balance remains outstanding and is included in ‘Advance to affiliated entity’ on the accompanying consolidated balance sheets.

Advances to related party

During the nine months ended September 30, 2025, the Company made certain advances to a related party. These advances are unsecured, due on demand and do not bear or accrue interest. The Company had advances to a related party of $110,419 as of September 30, 2025.

Revenues and Accounts Receivable, related party

During nine months ended September 30, 2025 and 2024, the Company recognized revenues of approximately $-0- and $470,000, respectively, to entities which share common management. As of September 30, 2025, all amounts due from these entities have been fully reserved through an allowance for credit losses established in previous periods.

Notes Payable

The Company has 1 note payable due to a related party as described in Note 7. As of September 30, 2025, accrued interest due under these notes was $19,217.

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

Series B Preferred Stock

The Series B Preferred Stock (Series B Stock) consists of 3,065 shares having a “Face Value” of $1,000 per share. Each share of Series B Preferred Stock converts into common stock at a conversion price equal to 90% of the Volume Weighted Average Price of the Company’s common stock for the 10 days prior to any conversion. In addition, holders of the Series B Preferred Stock shall receive a quarterly dividend equal to 2% of the total value of the Series B Preferred Stock, on a pro rata basis, issued and outstanding determined by multiplying the number of shares of Series B Preferred Stock times the Face Value.  Dividends may be paid in cash, common stock or Series B Preferred Stock at that discretion of the holder. The Series B Preferred Stock also have preference in liquidation to all other classes unless otherwise waived by the Holders. The Series B Preferred Stock have no voting rights. Additional rights and obligations are described in the exhibit attached hereto. The Certificate of Designations for the Series B Preferred Stock includes a beneficial-ownership limitation that prevents any holder from converting Series B Preferred Stock into common stock to the extent that such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The holder may waive this conversion limitation, in whole or in part, by providing the Company with at least sixty-one (61) days’ prior written notice, after which the limitation may be increased up to nine and ninety-nine hundredths percent (9.99%) of the Company’s outstanding common stock.

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

Series D Preferred Stock

The Series D Preferred Stock (Series D Preferred Stock) consisted of 100 shares having a “Face Value” of $1,000 per share. The Certificate of Designations of the Series D Preferred Stock provided that each share of Series D Preferred Stock would automatically convert into 750,000 shares of common stock, effective at such time that the Company had taken such steps to increase the authorized number of shares of common stock sufficient to honor the conversion of all shares of Series D Preferred Stock, which occurred on December 23, 2024. This class of preferred stock was created solely to facilitate completion of the reverse-merger transaction at a time when the number of authorized common shares was insufficient to issue all shares otherwise required, and it was always intended to be fully converted once the increase in authorized common stock was effective. Each share of Series D Preferred Stock had voting rights equal to 750,000 votes per share. Upon conversion, the Series D Preferred Stock was cancelled and is no longer available for issuance.

Series E Preferred Stock

The Series E Preferred Stock (Series E Preferred Stock) consists of a maximum 6,000 shares having a “Face Value” of $1,000 per share with an 8% per annum dividend rate payable in common stock upon conversion.  Each share of Series E Preferred Stock converts into common stock at a conversion price equal to 75% of the closing price of the Company’s common stock on such conversion date. The Series E Preferred Stock are treated as having been converted to common stock in the event of liquidation and do not have preference of any other common shareholders. The Series E Preferred Stock have no voting rights. Additional rights and obligations are described in the exhibit attached hereto.

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

Common Shares

The Company is authorized to issue 1,000,000,000 shares of common stock, $0.001 par value. Each share of common stock is entitled to one vote on matters submitted to the shareholders for approval. The increase in authorized shares was approved by the Board of Directors on July 30, 2025 and became effective September 29, 2025.

During the nine months ended September 30, 2025, the Company issued approximately 8.6 million shares of common stock for services with a fair value of approximately $783,000.

Note 6. Commitments and Contingencies

Payroll tax liabilities

During 2023, the Company did not remit certain federal, state, and local payroll taxes, including income tax withholdings, Social Security, and Medicare amounts withheld from employee payroll. As of September 30, 2025, the Company has estimated this liability at approximately $641,355, which includes potential interest and penalties based on information currently available.

The recorded balance represents management’s best estimate pending completion of a detailed reconciliation and formal review with the relevant taxing authorities. The Company is in contact with the applicable agencies and, to its knowledge, has not received any formal notices of assessment or penalties as of November 2025.

The Company has engaged Citrin Cooperman LLP to assist in reviewing and reconciling payroll and payroll-tax obligations and to help determine the accurate amount to be settled. Management expects that this process will clarify and potentially reduce the outstanding balance and is targeting resolution in the near term; however, the ultimate amount and timing of settlement remain subject to the outcome of discussions with the taxing authorities.

Customer legal dispute

VMed Services, LLC a subsidiary of the Company, is a plaintiff in a lawsuit that was filed on April 22, 2024 against Meridian Diagnostics LLC in State Court of Fulton County, Georgia. The Company is seeking approximately $170,000 for claims related to the provision of marketing services to the defendant. In response to the filing of the complaint, Meridian Diagnostics filed a counterclaim against the Company and denies the allegations and seeks attorney's fees. This litigation was settled during the nine months ended September 30, 2025, and the Company received a payment of $30,000 which is reflected within “general and administrative” in the accompanying condensed consolidated statements of operations.

Note 7. Debt

	September 30, 2025	December 31, 2024
Promissory note due to a related party which matured on December 20, 2024, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets. Effective March 7, 2025, the lender and the Company entered into an Omnibus Note Extension Agreement which provided that this note was extended to June 5, 2025. As consideration for the extension, the principal balance was increased by 5%. This note was repaid during the nine months ended September 30, 2025.	$-	$164,450
Promissory note due to a related party maturing on August 16, 2025, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets. This note was repaid through the issuance of a replacement note described below.	-	105,000
Promissory note due to a related party which matured on September 27, 2024, requiring interest only payments monthly, bearing interest at 12% per annum and secured by all HLDCO’s assets. Effective March 7, 2025, the lender and the Company entered into an Omnibus Note Extension Agreement which provided that this note was extended to June 5, 2025. As consideration for the extension, the principal balance was increased by 5%. This note was repaid through the issuance of a replacement note described below.	-	61,000
Promissory note due to a related party which matured on November 10, 2024, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets. Effective March 7, 2025, the lender and the Company entered into an Omnibus Note Extension Agreement which provided that this note was extended to June 5, 2025. As consideration for the extension, the principal balance was increased by 5%. This note was repaid through the issuance of a replacement note described below.	-	210,000

Promissory notes issued between March 2024 and July 2024 due one year from issuance, convertible into equity or replaceable once the Company completed a “going public transaction”, bearing interest at 18% per annum and are unsecured. These notes were meant to be replaced with new notes upon the consummation of a going public transaction or to mature March 2025 through July 2025 if going public transaction did not take place. Since the going public transaction has occurred, some of the notes have been converted to common stock and others are in the process of being replaced or retired once a qualifying financing event occurs.

	1,985,000	2,110,000
Promissory note due to a related party maturing on September 22, 2025, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets. This note was repaid through the issuance of a replacement note described below.	-	20,000
Promissory note due to a related party which maturing September 22, 2025, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets. This note was repaid during the nine months ended September 30, 2025.	-	-

On January 13, 2025, the Company entered into a securities purchase agreement providing for the issuance of a promissory note with an original issue discount of $15,000.  Additionally, a one-time interest charge of 12%, or $16,800, was applied on the issuance. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in twelve payments with eleven payments requiring a minimum payment of $5,000 and the final payment for the outstanding balance with payments beginning February 15, 2025. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% of any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to 65% multiplied by the lowest VWAP price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 35%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). This loan was repaid during the nine months ended September 30, 2025.

	-	-

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

	104,719	-

On February 10, 2025, the Company entered into a securities purchase agreement providing for the issuance of a promissory note with an original issue discount of $15,000.  Additionally, a one-time interest charge of 12%, or $13,800, was applied on the issuance. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in five payments with the first payment of $64,400 due on August 15, 2025 and four subsequent payments of $16,100 due monthly thereafter. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% of any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to 65% multiplied by the lowest VWAP price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 35%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). This note was repaid during the nine months ended September 30, 2025

	-	-

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

	99,164	-
On July 28, 2022, The Company entered into a $225,000 line of credit agreement with a financial institution. The line of credit matured on July 28, 2024. On July 28, 2024, the line of credit was converted to a term loan agreement with a fixed interest rate of 9.99%, minimum monthly payments of $3,735 and a maturity date of July 28, 2029.	209,742	-

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

	122,733	-

On September 10, 2025, the Company entered into a securities purchase agreement providing for the issuance of a promissory note in the principal amount of $123,050 with an original issue discount of $16,050.  Additionally, a one-time interest charge of 12%, or $14,766, was applied on the issuance. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in five payments with the first payment of $68,908 due on March 15, 2026 and four subsequent payments of $17,227 due monthly thereafter. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% of any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to 65% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 35%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).

	123,050	-
On July 11, 2025, the Company entered into a convertible promissory note due July 9 2026, with a face value of $120,000 and an original issue discount of $6,000. This note bears interest at 11% per annum and, after 6 months, becomes convertible at 40% discount to the lowest trading price during the 20 days preceding a conversion. All principal and accrued interest are due at maturity.	120,000	-

On July 24, 2025, the Company entered into a securities purchase agreement providing for the issuance of a promissory note in the principal amount of $92,000 with an original issue discount of $9,000.  Additionally, a one-time interest charge of 12%, or $11,040, was applied on the issuance. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in eight payments of $10,304 beginning on September 21, 2025 and each month thereafter with the balance due April 21, 2026. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% of any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to 65% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 35%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).

	83,545	-

On August 10, 2025, the Company entered into a securities purchase agreement providing for the issuance of a promissory note in the principal amount of $201,250 with an original issue discount of $26,250.  Additionally, a one-time interest charge of 12%, or $24,150, was applied on the issuance. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in nine payments of $22,540 beginning on November 10, 2025 and each month thereafter with the balance due August 10, 2026. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% of any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to 65% multiplied by the lowest VWAP price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 35%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).

	201,250

On August 8, 2025, the Company entered into an exchange agreement with a related party providing for the replacement and issuance of a promissory note in the principal amount of $1,009,062. The note matures on August 12, 2026 and bears interest at 18% per annum.  Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in four payments of $5,000 beginning September 2025, with four payments of $10,000 beginning January 2025, then $25,000 beginning May 2026 with the balance due during August 2026. Additionally, the holder of the note may convert the note into shares of common stock at a fixed rate of $0.035 per share. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 120% of any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to the lowest VWAP price for the common stock during the ten (10) trading days prior to the conversion date (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).

	1,009,062	-

On September 15, 2025, the Company entered into a securities purchase agreement providing for the issuance of a promissory note in the principal amount of $1,580,435 with an original issue discount of $116,320.  Additionally, a one-time interest charge of 9%, or $142,239, was applied on the issuance. The note matures on September 15, 2026 and bears interest at 18% per annum.  Accrued, unpaid interest is due monthly  for the first four months then principal and interest are due monthly with a final payment for any unpaid amounts due at maturity. Additionally, the holder of the note may convert the note into shares of common stock at the lower of $0.03 or lowest VWAP price for the common stock during the ten (10) trading days prior to the conversion date with a minimum conversion rate of $0.01.

The holders also received 15,804,348 warrants to purchase the Company’s common stock. The warrants had a fair value of $879,180 at issuance of which $314,260 was allocated as a debt discount based on the relative fair value of the promissory note and warrants.

	1,580,435

On September 15, 2025, the Company entered into a securities purchase agreement providing for the issuance of a promissory note in the principal amount of $192,478 with an original issue discount of $11,720.  Additionally, a one-time interest charge of 9%, or $17,323, was applied on the issuance. The note matures on September 15, 2026 and bears interest at 18% per annum.  Accrued, unpaid interest is due monthly  for the first four months then principal and interest are due monthly with a final payment for any unpaid amounts due at maturity. Additionally, the holder of the note may convert the note into shares of common stock at the lower of $0.03 or lowest VWAP price for the common stock during the ten (10) trading days prior to the conversion date with a minimum conversion rate of $0.01.

The holders also received 1,592,391 warrants to purchase the Company’s common stock. The warrants had a fair value of $88,582 at issuance of which $31,664 was allocated as a debt discount based on the relative fair value of the promissory note and warrants.

	159,239

On September 15, 2025, the Company entered into a securities purchase agreement providing for the issuance of a promissory note in the principal amount of $271,739 with an original issue discount of $20,000.  Additionally, a one-time interest charge of 9%, or $24,457, was applied on the issuance. The note matures on September 15, 2026 and bears interest at 18% per annum.  Accrued, unpaid interest is due monthly  for the first four months then principal and interest are due monthly with a final payment for any unpaid amounts due at maturity. Additionally, the holder of the note may convert the note into shares of common stock at the lower of $0.03 or lowest VWAP price for the common stock during the ten (10) trading days prior to the conversion date with a minimum conversion rate of $0.01.

The holders also received 2,717,391 warrants to purchase the Company’s common stock. The warrants had a fair value of $151,166 at issuance of which $54,034 was allocated as a debt discount based on the relative fair value of the promissory note and warrants.

	271,739

Term note with a bank secured by car, payable in monthly installments of $939, including interest at 6.79% through October 4, 2030	-	11,719
Total notes payable	$6,069,678	$2,682,169

Line of Credit

On July 28, 2022, the Company entered into a $225,000 line of credit agreement with a financial institution. The line of credit matured on July 28, 2024 and was exchanged into a term loan.

On March 11, 2025, the Company entered into a $51,000 line of credit agreement with a financial institution. The line of credit matures on March 11, 2026, has an interest rate of 0% per annum and requires monthly interest only payments with all principal and accrued interest due at maturity. As of September 30, 2025, the outstanding principal was approximately $49,000.

Note 8. Segments

As a result of the Reverse Merger, the Company determined that there are two reportable segments. These segments have different strategic and economic goals and are managed separately because they require different technology and marketing strategies.

Reportable Segment	Description
Advertising and Marketing	Providing a single source for all technology enabled digital advertising, experiential marketing, healthcare marketing, and brand development strategies.
Pools	Providing the installation and maintenance of residential pools in and around Austin in Texas, United States.

The Company’s Chief Executive Officer is the chief operating decision maker and reviews the internal management reports for each segment at least quarterly. During the periods ended September 30, 2025 and 2024, there were no significant inter-company revenues or expenses. The chief operating decision maker assesses performance for each segment and decides how to allocate resources based on segment operating losses that is also reported on the consolidated statements of operations. The measure of segment assets is reported on the balance sheets as total consolidated assets. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

Information regarding each reportable segment for the nine month period ended September 30, 2025, is as follows:

	Pool Services	Advertising and Marketing	Total
Revenue	$836,130	1,864,210	2,700,340
Cost of revenues	701,450	1,830,293	2,531,743
General and administrative	85,773	2,884,495	2,970,268
Depreciation and amortization	12,233	224,955	237,188
Segment operating income (loss)	$36,674	$(3,075,533)	$(3,038,859)

Note 9. Subsequent events

On November 9, 2025, the Company entered into a new note payable totaling $756,000 of which the Company received proceeds of $500,000. The note payable is due in weekly principal and guaranteed interest payments of $27,000 beginning November 2025 through May 2026. This note is secured by substantially all of the Company’s assets.

The Company issued 25 shares of Series E preferred stock in connection with a private equity financing. The Series E Preferred Stock issuance generated cash proceeds of $25,000.

The Company converted 279 shares of Series E preferred stock into 5,900,000 shares of common stock under contract terms.

The Company issued an aggregate of 2,749,720 shares of common stock for services with a fair value of  approximately $70,000.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Summary of our operations.
•	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
•	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2025 and 2024.
•	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
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

ONAR Holding Corporation (“ONAR”) is a technology-enabled marketing platform that acquires and integrates specialist marketing agencies to build a unified, data-driven operating network. The Company focuses on middle-market brands seeking enterprise-grade marketing capabilities without enterprise-level cost or complexity.

ONAR currently operates three wholly owned, high-specialization agencies: Storia, an AI-enabled performance marketing agency; Of Kos (formerly known as VMED Services), a healthcare marketing agency; and JUICE, a digital growth agency acquired in September 2025. Since the acquisition of JUICE, ONAR has merged the Storia and Juice brands and plans to operate the businesses together under the JUICE brand going forward.

As part of the Juice Labs acquisition, ONAR also acquired Sour Grapes, a proprietary marketing-technology platform that helps brands manage real-time sentiment across meta and other channels. Sour Grapes serves as a foundational asset within ONAR Labs, the Company’s innovation and technology division, which focuses on developing and integrating artificial-intelligence-driven tools across ONAR’s agency network. ONAR Labs is designed to centralize the Company’s technology development, data architecture, and AI-enabled optimization efforts to drive higher-margin, recurring-revenue opportunities from SaaS and data products. ONAR Labs represents the Company’s long-term initiative to commercialize proprietary data and automation technology across its agency network.

In addition, during September 2025 the Company acquired the assets of Retina AI, a marketing-technology company specializing in maximizing customer lifetime value, further strengthening ONAR’s data and technology capabilities across its agency network.

As a network, ONAR is structured for strategic mergers and acquisitions. The Company’s model leverages declining private-market valuations and rising costs of capital to consolidate specialist agencies at fair multiples and improve their operating performance through shared technology, centralized finance, and data-driven optimization. By utilizing its public-company platform, ONAR enables agency founders to exchange private ownership for liquidity and future upside in a scalable public vehicle.

ONAR’s agencies collectively serve B2B and B2C clients across diverse sectors, including consumer products, manufacturing, business services, technology, e-commerce, and healthcare. Core services across the network include paid digital advertising, search-engine optimization, conversion-rate optimization, web development, creative production, field marketing, and experiential activations.

Residential Pools

Through the Company’s wholly owned subsidiary Reliant Pools, which has operated since September 2013, the Company continues to manage a small, legacy custom swimming-pool construction business in the greater Austin, Texas market. Reliant Pools designs and builds residential pools and related water features, but this business is non-core to ONAR’s strategic focus on marketing, technology, and AI-driven growth.

Management is actively pursuing strategic alternatives for Reliant Pools, including a potential sale or wind-down of operations, and expects to complete this process by the end of 2025. Proceeds or resources from any transaction are intended to be redeployed toward the Company’s higher-growth, higher-margin marketing and technology platform.

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

Plan of Operations

We are executing a transition plan focused on strengthening our balance sheet, streamlining operations, and positioning ONAR for scalable, sustainable growth. Our near-term priorities include: (1) refinancing or converting near-term debt maturities—most of which were incurred to close the Juice Labs acquisition—into longer-term, lower-cost obligations; (2) tightening expense controls and accelerating collections to improve cash conversion; (3) driving net-new revenue through higher-margin, AI-enabled marketing services; and (4) selectively funding strategic growth initiatives.

We ended the quarter with $625 thousand in current assets and $9 million in current liabilities, resulting in a working capital deficit of approximately $8.3 million. Current liabilities include approximately $5.3 million of notes and other borrowings due within twelve months.

A portion of this short-term debt was intentionally incurred to fund the closing of the Juice Labs acquisition and related integration activities. Management’s plan from inception of that financing was to refinance or recapitalize these short-term obligations into longer-term, more sustainable debt and/or equity aligned with the Company’s growth profile.

Since the end of the third quarter, the Company has been in active discussions with multiple lenders and institutional investors and has received several non-binding term sheets to refinance and consolidate a significant portion of its near-term debt. Management anticipates completing one or more of these recapitalization transactions in the near future, which is expected to improve liquidity, extend maturities, and strengthen the Company’s balance sheet.

In addition, with the inclusion of Juice Labs once fully integrated, ONAR is on a path to positive cash flow, reflecting improved operating leverage and integration progress across the marketing agency network. Management used $1 million of net cash in operating activities for the nine months ending September 30, 2025, and used $2.7 million from financing activities in the period. While the Company does not currently have additional committed sources of capital beyond the negotiations described above, management believes that the completion of the planned refinancing will materially enhance the Company’s financial flexibility.

Near‑term priorities

-

Address near‑term maturities and cost of capital. A significant portion of the Company’s short-term debt was incurred to fund the closing of the Juice Labs acquisition, with the intent to refinance that bridge financing into longer-term, lower-cost capital once the acquisition was complete. During the quarter ended September 30, 2025, we had approximately $200,000 of notes payable and accrued interest converted into common stock and repaid approximately $48,000 in principal. We also refinanced approximately $1 million of related-party debt into a new note maturing in August 2026. In addition, we are in the process of finalizing terms for a replacement facility that will consolidate and extend certain remaining short-term obligations, as well as be expandable for future acquisitions.

-

Accelerate ONAR Labs development. ONAR Labs is integrating the Sour Grapes technology platform and the recently acquired Retina AI analytics assets to create a unified data and AI operating system for ONAR’s network. Management expects this initiative to expand recurring-revenue opportunities through technology licensing, data intelligence, and automation tools for ONAR’s agency clients.

-

Focused on net new revenue growth, including from new technology initiatives. This includes the relaunching of our Retina AI platform, which is now up and running and being tested with key existing clients.

-

Advance the acquisition pipeline. Following the signing of a Letter of Intent (LOI) announced in Q3 2025, the Company intends to close that acquisition before year-end, subject to customary closing conditions. In addition, management is in active discussions on two other potential acquisitions that are expected to reach the LOI stage by the end of 2025, further expanding ONAR’s network of specialized marketing and technology agencies.

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

Results of Operations

Highlights: The nine months ended September 30, 2025 reflected a 25% year-over-year increase in total revenue, primarily driven by the addition of Juice Labs, which contributed results for the final 15 days of the quarter, as well as continued growth across ONAR’s marketing-agency network. The Reliant Pools segment was included, but was not material to consolidated results. Higher operating expenses primarily reflect the initial integration of Juice Labs, expanded activity in the marketing segment, and ongoing public-company and growth-related costs. Management continues to prioritize cost discipline and strategic growth initiatives to improve profitability.

For the Three Months ended September 30, 2025, compared to the Three Months ended September 30, 2024

We had revenue of $1,077,106 for the three months ending September 30, 2025, compared to revenue of $898,797 for the three months ending September 30, 2024, an increase of $178,309 or 20% from the prior period. The change in revenues was primarily due to changes in the Marketing segment’s customer base and the timing of revenue streams during the period.

We had cost of revenues of $832,483 for the three months ending September 30, 2025, compared to cost of revenues of $679,891 for the three months ended September 30, 2024, an increase of $152,592 or 22% from the prior period. This change is primarily due to the increased costs from the Juice Labs acquisition and we expect this to reduce in the future due to cost synergies.

We had operating expenses of $1,165,667 for the three months ending September 30, 2025, compared to operating expenses of $1,165,940 for the three months ending September 30, 2024, representing a decrease of approximately $273, or less than 1%. The change was not material and primarily reflects normal period-to-period fluctuations in general and administrative expenses..

We had interest expense of $459,579 for the three months ending September 30, 2025, compared to interest expense of $153,409 for the three months ending September 30, 2024, due to interest costs in connection with new loans during 2025 to fund operations and acquisitions as described in greater detail under “Liquidity and Capital Resources” below.

We had transaction costs for merger of $-0- for the three months ending September 30, 2025, compared to $64,878 for the three months ending September 30, 2024, representing a decrease of $64,878 or 100%. This decrease was related to merger-related costs which were incurred prior to our acquisition of Reliant Holdings and such costs do not continue post-acquisition.

We had changes in the fair value of our investments of $201,335 for the three months ending September 30, 2025, compared to $-0- for the three months ended September 30, 2024, representing a 100% increase for the period. This change is the result of the liquidation of our investments during the period coupled with changes in the underlying market for these securities.

For the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024

We had revenue of $2,700,340 for the nine months ending September 30, 2025, compared to revenue of $2,166,635 for the nine months ending September 30, 2024, an increase of $533,705 or 25% from the prior period. The increase in revenues was primarily due to the acquisition of Reliant Holdings and its related pool business.

We had cost of revenues of $2,531,743 for the nine months ending September 30, 2025, compared to cost of revenues of $1,506,912 for the nine months ending September 30, 2024, an increase of $1,024,831 or 68% from the prior period. This change is primarily due to the acquisition of Reliant Holdings which was not included in the previous period coupled with increased labor costs as we continue to seek to retain top talent within our business segments.

We had operating expenses of $3,207,456 for the nine months ending September 30, 2025, compared to operating expenses of $1,930,634 for the nine months ending September 30, 2024, representing an increase of $1,276,822 or 66%. This change was related to costs of compliance as a result of our acquisition of Reliant Holdings and the accompanying public company reporting obligations coupled with increases in stock-based compensation and executive compensation during the period.

We had interest expense of $828,803 for the nine months ended September 30, 2025, compared to interest expense of $301,581 for the nine months ended September 30, 2024, due to interest costs in connection with new loans during 2025 to fund operations as described in greater detail under “Liquidity and Capital Resources” below.

We had transaction costs for merger of $-0- for the nine months ending September 30, 2025, compared to $281,525 for the nine months ending September 30, 2024, representing a decrease of $281,525 or 100%. This decrease was related to merger-related costs which were incurred prior to our acquisition of Reliant Holdings and such costs are not continuing post-acquisition.

We had changes in the fair value of our investments of $448,139 for the nine months ending September 30, 2025, compared to $-0- for the nine months ending September 30, 2024, representing a 100% increase for the period. This change is the result of the liquidation of our investments during the period coupled with changes in the underlying market for these securities.

Liquidity and Capital Resources

We had total assets of $4.3 million as of September 30, 2025, consisting of total current assets of $625,214, which included cash of $284,881, and accounts receivable of $220,145.

We had total and current liabilities of $9 million as of September 30, 2025, including accounts payable of $1,004,686 and accrued expenses of $2,001,677, contract liabilities, relating to billings in excess of costs and estimated earnings on uncompleted jobs of $81,260, and notes payable maturing within one year of $5.3 million net of associated debt discounts.

We had a working capital deficit of $8.3 million as of September 30, 2025, compared to a working capital deficit of $4 million as of December 31, 2024.

We used $1 million net cash in operating activities for the nine months ending September 30, 2025, as compared to $1.3 million of net cash used in operating activities for the nine months ending September 30, 2024. Net cash used in operating activities for the 2025 period was mainly due to our net loss for the period offset by certain non-cash charges.  For the 2024 period, net cash used in operating activities was mainly due to a net loss for the period.

We used $1.8 million of cash in investing activities for the nine months ending September 30, 2025 primarily from the purchase of Juice Labs, LLC during the period. We used approximately $69,000 of net cash in investing activities for the nine months ending September 30, 2024, which was due primarily to the issuance of a loan to an employee.

We generated $2.7 million of cash provided by financing activities for the nine months ending September 30, 2025, primarily driven by the issuance of new debt instruments offset by repayments of previous balances.  We generated $1.8 million of net cash provided by financing activities for the nine months ending September 30, 2024, which was driven primarily by the issuance of debt instruments during the period.

While we do not currently have committed additional sources of capital, we are actively evaluating financing options, including potential equity raises, strategic debt facilities, and partnership opportunities. We expect these efforts, combined with ongoing cost discipline and debt restructuring initiatives, to extend our operating runway.

During the nine-month period ended September 30, 2025, the Company added six new board members, including several independent directors, to enhance governance and oversight. These additions reflect the Company’s continued efforts to strengthen its leadership structure as it scales its operations and prepares for future growth.

Although there can be no assurance that the Company’s ongoing initiatives will be successful, management believes that the combination of (i) active debt-refinancing and recapitalization efforts, (ii) positive adjusted cash-flow generation following the Juice Labs acquisition, and (iii) disciplined cost management and expense controls will provide sufficient flexibility to support near-term operating and growth needs. The Company continues to evaluate additional financing options, including potential equity or debt offerings and strategic partnerships, as part of its broader capital-optimization plan.

Any such financing activities are expected to be structured to strengthen the balance sheet and minimize dilution to existing shareholders. If anticipated refinancing transactions or cash-flow improvements are delayed or unavailable, the Company may seek additional financing to ensure adequate liquidity. Management believes that, upon completion of the planned recapitalization and integration initiatives, ONAR will be better positioned to pursue selective strategic acquisitions and expansion opportunities without reliance on short-term funding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2025, management implemented and evaluated significant enhancements to the Company’s internal control environment.

We regularly review and enhance our system of internal control over financial reporting to ensure the accuracy and reliability of our financial statements. During the quarter ended September 30, 2025, the Company implemented several organizational and procedural improvements designed to strengthen its internal control environment and financial oversight.

Key actions included the appointment of a Vice President of Finance to oversee daily accounting and reporting operations, the establishment of a two-person approval and control process for all outgoing payments, and the transition of bookkeeping and day-to-day accounting functions in-house to improve accountability and responsiveness. The Company also engaged a third-party accounting firm to assist with ongoing financial review and audit processes. The Company also engaged a third-party consulting firm, whose members include a former partner from a PCAOB registered firm, to assist with ongoing financial review and audit-readiness processes. Their involvement provides additional technical oversight and supports management’s efforts to maintain robust financial reporting standards.

In addition, during the quarter, the Company’s Chief Financial Officer departed for personal reasons, and interim financial oversight responsibilities have been assumed by senior management, supported by the new finance leadership team. The Company is actively evaluating candidates and engaging in discussions to appoint a new Chief Financial Officer in the near term.  These combined measures have strengthened the Company’s control structure, improved segregation of duties, and enhanced transparency across financial operations.

Management believes these actions collectively represent a material improvement in the Company’s internal control environment and will further support the integrity and timeliness of future financial reporting. Management will continue to monitor and test these controls to ensure their continued effectiveness.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 15, 2025, under the heading “Item 1A. Risk Factors”. Investors should review the risks provided in the Annual Report, and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors”,  any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

There is substantial doubt about our ability to continue as a going concern.

The financial statements included in this Report have been prepared assuming we will continue as a going concern.  We have incurred losses since the completion of the Reverse Merger, have negative working capital and have not generated positive cash flows from operations since the completion of the Reverse Merger. We generated a loss of $4,291,480 for the period ended September 30, 2025 and has a working capital deficiency of approximately $8.3 million. These matters, among others, raise substantial doubt about our ability to continue as a going concern.  Our ability to continue in existence is dependent on our ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include aggressive marketing and raising additional capital through sales of equity or debt securities as may be necessary to pursue our business plans and sustain operations until such time as we can achieve profitability. There can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. Any such inability to continue as a going concern may result in our stockholders losing their entire investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three and nine months ended September 30, 2025, the Company issued and sold an aggregate of 660 shares of Series E Preferred Stock for total proceeds of approximately $685,000. This amount includes (i) the initial sale of 500 shares for $500,000 on June 6, 2025, and (ii) the issuance of 160 shares with an aggregate stated value of $160,000 on September 15, 2025, in connection with the acquisition of Retina AI.

The shares of Series E Preferred Stock were offered and sold without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. Proceeds from the cash issuances were used for general corporate purposes and acquisition-related working capital.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1(c) Trading Plans. Our director and executive officer may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit		Filed/ Furnished	Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
3.1	Certificate of Amendment to Articles of Incorporation of ONAR Holding Corporation, dated September 29, 2025.		8-K	3.1	October 2, 2025	000-56012
4.1	Certificate of Designations of Series E Preferred Stock.		8-K	4.1	September 12, 2025	000-56012
10.1	Form of Subscription Agreement		8-K	10.1	September 12, 2025	000-56012
10.2	Securities Purchase Agreement by and among Storia Agency, LLC, Juice Labs LLC and the sellers listed on Schedule 1 thereto, dated as of September 15, 2025		8-K	10.1	September 19, 2025	000-56012
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	☒
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	☒

* Filed herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ONAR HOLDING CORPORATION

November 14, 2025	By:	/s/ Claude Zdanow
Claude Zdanow
Chief Executive Officer and President
(Principal Executive Officer)

ONAR HOLDING CORPORATION

November 14, 2025	By:	/s/ Claude Zdanow
Claude Zdanow
Chief Financial Officer
(Principal Financial and Accounting Officer)

