Form 10-K
period 2025-12-31
Onar Holding Corp
filed 2026-06-11
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $469,641.

As of June 11, 2026, there were 182,178,195 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•	our ability to continue as a going concern;
•	unfavorable economic conditions;
•	changes in client demand;
•	our ability to maintain our existing clients;
•	our ability to develop new product offerings;
•	our ability to deploy artificial intelligence (“AI”) in our business and the development of AI by our competitors;
•	seasonal fluctuations in marketing, research, communications and advertising activity;
•	the impact of future strategic transactions;
•	our lack of a significant operating history;
•	the need for additional funding, our ability to raise such funding, and the ultimate terms thereof;
•	the level of competition in the industries in which we compete;
•	the security of our computer systems and our ability to securely store client data;
•	the loss of key personnel or failure to attract, integrate and retain additional personnel;
•	fluctuations in our operating results;
•	corporate governance risks;
•	the impacts of global epidemics, pandemics and similar health issues;
•	material weaknesses in our internal controls;

•	dilution to existing stockholders caused by the issuance of additional shares of our common stock;
•	the lack of a significant market for our common stock, and the volatile nature thereof;
•	our failure to pay cash dividends;
•	the status of our common stock as a “penny stock”;
•	lack of liquidity in the market for our stock;
•	our blank check preferred stock and ability to issue significant shares of common stock;
•	costs and expenses associated with being a public company;
•	changes in client demand; and
•	other risk factors included under “Risk Factors” below.

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

ITEM 1. BUSINESS

Summary Matters and Definitions

In this Annual Report on Form 10-K (this “Report”), we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “ONAR”, “ONAR Holding” and “ONAR Holding Corporation” refer specifically to ONAR Holding Corporation and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Report only: references to the “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; references to the “SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and references to the “Securities Act” refers to the Securities Act of 1933, as amended.

Organizational History

ONAR Holding Corporation (the “Company”) was formed as a Nevada corporation under the name Reliant Holdings, Inc. on May 19, 2014. On May 23, 2014, Reliant Holdings, Inc., along with Reliant Pools, Inc. (then known as Pool Builders Supply of Texas, Inc.), a Texas corporation, merged to form ONAR Holding Corporation (formerly Reliant Holdings, Inc.), a Nevada corporation.

On July 25, 2024, the Company acquired HLDCO, LLC and its subsidiary Integrum Group LLC through a reverse merger where the shareholders of HLDCO entered into an Agreement to Contribute and Exchange to exchange their equity interests in HLDCO for shares of the Company. Due to the relative significance of HLDCO, LLC, we account for this acquisition as a reverse acquisition.

On August 23, 2024, the Company filed with the Secretary of State for Nevada a Certificate of Amendment to the Articles of Incorporation, changing its name to ONAR Holding Corporation.

On September 12, 2024, Integrum filed a certificate of amendment to its certificate of formation with the Delaware Secretary of State, pursuant to which it changed its corporate name from Integrum Group LLC to ONAR, LLC.

On September 17, 2024, the Company filed a Certificate of Cancelation of Limited Liability Company for HLDCO with the Secretary of State of Delaware to dissolve HLDCO, leaving ONAR, LLC as the Company’s primary operating subsidiary.

2025 Corporate Developments

During 2025, the Company executed a series of transformative corporate actions that significantly reshaped its operations, governance, and strategic positioning:

Juice Labs Acquisition. On September 15, 2025, ONAR, LLC completed the acquisition of 100% of the membership interests of Juice Labs LLC through a Membership Interest Purchase Agreement. The acquisition integrated the JUICE agency platform, including its client relationships, personnel, and proprietary technology infrastructure, into the ONAR network. Following the acquisition, ONAR merged its existing Storia agency operations with Juice Labs under the unified JUICE brand.

Retina AI Acquisition. On September 23, 2025, ONAR Labs LLC completed the acquisition of the Retina AI software platform, a predictive customer intelligence engine. Retina AI became a core component of the ONAR Labs technology stack, providing capabilities in customer lifetime value prediction, audience segmentation, and data-driven marketing optimization.

Board of Directors Expansion. During 2025, the Company significantly strengthened its corporate governance by expanding its Board of Directors from a sole director to a multi-member board with independent oversight. Key appointments included Scott Kauffman as Chairman of the Board, along with the addition of independent directors Mark Gazit, Reda Raad, and Howard Palefsky. These appointments bring decades of experience in public company governance, media and advertising, cybersecurity, technology, and corporate strategy.

Debt Conversion. In December 2025, the Company retired $311,000 in outstanding debt through voluntary equity conversion by certain noteholders, reducing future interest expense and simplifying the capital structure.

Portfolio Simplification. The Company completed the divestiture of its non-core legacy swimming pool construction business (Reliant Pools, Inc.), effective December 31, 2025, and the sale of substantially all operating assets of VMED Services, LLC (operating under the Of Kos brand) effective January 8, 2026. The Company retained all intellectual property related to the Of Kos brand name.

Organizational Structure

As of December 31, 2025, the Company’s organizational structure consists of ONAR Holding Corporation as the publicly traded parent entity, with ONAR, LLC as its primary operating subsidiary. ONAR, LLC holds the following wholly owned subsidiaries: Juice Labs LLC (operating under the JUICE brand), ONAR Labs LLC (the Company’s technology and innovation division), VMED Services, LLC (operating under the Of Kos healthcare marketing brand, with the sale of substantially all operating assets completed in January 2026), and Storia Agency, LLC (operations merged into JUICE). Reliant Holdings, Inc. and its subsidiary Reliant Pools, Inc. constitute a divested non-core legacy business segment. Chalk Experiences, LLC and Reliant Custom Homes, Inc. are inactive subsidiaries whose operations were wound down prior to the Company’s reverse merger in 2024.

Description of Business Operations

ONAR is a technology-enabled marketing platform that acquires and integrates specialist marketing agencies to build a unified, data-driven operating network. The Company focuses on middle-market brands seeking enterprise-grade marketing capabilities without enterprise-level cost or complexity. Since its formation, ONAR has grown through a combination of strategic acquisitions and organic expansion, leveraging shared technology infrastructure, centralized finance and compliance, and data-driven optimization to create value across its portfolio.

The Company positions itself as The Operating System for Modern Marketing, targeting brands with $10 million to $1 billion in revenue that require sophisticated, technology-forward marketing solutions. ONAR differentiates itself from traditional agency holding companies through its focus on the expanding middle market, its investment in proprietary AI and data technology, and its model of deep operational integration rather than passive financial ownership.

ONAR currently operates through the following key business units:

JUICE

JUICE is a performance digital marketing agency offering full-spectrum paid media, creative, data science, web development, and strategy services. JUICE has driven over $2.5 billion in client revenue, maintains an average client tenure exceeding three years, and was ranked #105 on the Inc. 5000 list of fastest-growing companies. The agency serves B2B and B2C clients across diverse sectors, including consumer products, manufacturing, business services, technology, e-commerce, and healthcare. Core services include paid digital advertising, search engine optimization, conversion rate optimization, web development, creative production, and data-driven campaign management. Following the September 2025 acquisition of Juice Labs LLC, ONAR merged its existing Storia agency operations with the Juice Labs platform under the unified JUICE brand.

ONAR Labs

ONAR Labs is the Company’s innovation and technology division, launched in 2025 to centralize technology development, data architecture, and AI-enabled optimization across the agency network. ONAR Labs houses the Company’s proprietary technology stack, consisting of: Retina AI, a predictive customer intelligence engine for customer lifetime value prediction and audience segmentation; Cortex, a real-time analytics backbone for cross-channel performance monitoring; Agentic Ops, an autonomous execution layer for campaign optimization and automated workflows; and the QA Layer, a deploy-blocking governance system for quality assurance. ONAR Labs is designed to drive higher-margin, recurring-revenue opportunities from SaaS licensing, data intelligence products, and automation tools for both ONAR’s agency clients and potential third-party customers.

Of Kos (Brand IP Retained)

Of Kos is a healthcare marketing brand named after Hippocrates of Kos, specializing in medical laboratory and genetic testing marketing with HIPAA-compliant marketing solutions. In January 2026, the Company completed the sale of substantially all operating assets of VMED Services, LLC, which conducted operations under the Of Kos brand, pursuant to a $1.5 million secured, seller-financed promissory note. The Company retained all intellectual property related to the Of Kos brand name and continues to view healthcare marketing as a strategic vertical for future development.

Our Market

Industry Trends

The marketing services industry continues to undergo significant transformation driven by advances in artificial intelligence, data analytics, and automation. We believe the following trends describe the industry today:

First, the adoption of AI and machine learning has accelerated across the marketing ecosystem, with brands increasingly relying on AI-powered tools for audience targeting, content creation, campaign optimization, and customer lifetime value prediction. The proliferation of data across touchpoints has created demand for advanced analytical platforms that can synthesize information and generate actionable insights in real time.

Second, the convergence of technology and creative services has blurred traditional boundaries between agencies, technology companies, and data providers. Clients increasingly seek integrated partners that can deliver both strategic creative execution and technology-driven measurement and optimization within a unified engagement.

Third, the middle-market segment (companies with approximately $10 million to $1 billion in revenue) continues to grow in size and sophistication. These companies demand enterprise-grade marketing capabilities but lack the budgets to engage the largest global holding company agencies, creating a significant addressable market for platform-oriented, technology-enabled specialist agencies.

Fourth, private-market valuations for specialist marketing agencies have moderated from pandemic-era highs due to rising costs of capital and macroeconomic uncertainty. This environment creates favorable conditions for acquirers with access to public-company equity as transaction currency.

Competitive Landscape

ONAR generally operates in a highly competitive and diverse industry landscape. Due to its focus on the expanding middle market, ONAR does not directly compete for the same client base as the largest global holding companies (such as WPP, Omnicom, Publicis, and Interpublic), which primarily serve Fortune 500 and multinational enterprises. Instead, ONAR competes with regional and boutique agencies, mid-sized digital marketing firms, and emerging technology-enabled marketing platforms for middle-market client engagements.

The rapid rise of AI and data-driven marketing has created a paradigm shift in the industry. While legacy holding company models historically relied on scale, geographic reach, and brand reputation, the current environment increasingly rewards speed of innovation, technology depth, and operational agility. ONAR believes its combination of proven agency execution, proprietary AI technology (through ONAR Labs), and a focused middle-market acquisition strategy positions it favorably in this evolving landscape.

Network Structure and Service Offerings

ONAR maintains a 100% ownership position in all of its subsidiary companies. As of December 31, 2025, the Company organizes its operations into the following reportable segments:

Advertising and Marketing Services: This segment encompasses the Company’s core performance digital marketing, creative, data science, and technology services, led by JUICE and supported by ONAR Labs. Revenue in this segment is generated primarily through client retainer contracts, project-based engagements, and media management fees.

Healthcare Marketing (Of Kos): This segment historically provided integrated healthcare marketing solutions, specializing in medical laboratory and genetic testing marketing. With the sale of substantially all operating assets of VMED Services, LLC effective January 2026, the Company retained the Of Kos brand intellectual property. Results from the Of Kos segment are included through the date of disposition.

Divested Segments: The Company’s legacy swimming pool construction segment (Reliant Pools, Inc.) was divested effective December 31, 2025 and is not continuing in the business in 2026.

Our Strategy

ONAR’s strategic objectives center on building a scalable, technology-enabled marketing platform through disciplined acquisition, operational integration, and proprietary technology development. The Company’s strategy is defined by the following pillars:

Acquire and Integrate Specialist Agencies. ONAR targets specialist marketing agencies serving the middle market that demonstrate strong client relationships, recurring revenue characteristics, and cultural alignment with ONAR’s technology-forward approach. The Company leverages favorable private-market conditions and its public-company equity to structure accretive transactions that provide agency founders with liquidity and long-term upside.

Deploy Proprietary Technology. Through ONAR Labs, the Company is building a proprietary AI and data technology stack designed to improve agency performance, drive higher-margin recurring revenue, and create defensible competitive advantages. The ONAR Labs platform is intended to serve as shared infrastructure across all portfolio agencies and, over time, may be offered as standalone SaaS products to third-party customers.

Centralize Back-Office Functions. The Company centralizes finance, accounting, legal, compliance, and human resources functions across its portfolio, reducing overhead costs and improving operational consistency. This centralized model enables acquired agencies to focus on client delivery while benefiting from enterprise-grade infrastructure.

Strengthen Corporate Governance. During 2025, the Company expanded its Board of Directors with experienced independent directors and invested in strengthening its internal control environment. The Company is committed to maintaining governance standards appropriate for its growth stage and public-company obligations.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address these conditions include pursuing additional equity and debt financing, continuing to grow revenue through organic client acquisition and strategic acquisitions, optimizing the cost structure across the agency network, and monetizing the Company’s proprietary technology platform through SaaS and data product offerings. The Company has also taken steps to improve its capital structure, including the conversion of outstanding notes payable into equity and the divestiture of non-core assets to reduce operating costs.

There can be no assurance that these plans will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital, achieve profitable operations, and generate sufficient cash flows from operations.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers at http://www.sec.gov. Our SEC filings are also available through the OTC Markets website at www.otcmarkets.com.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below as well as the other information in this filing before deciding to invest in our company. Any of the risk factors described below could adversely affect our business, operating results, financial condition and the trading price of our common stock. The risks and uncertainties described below may not be the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Business Operations

There is substantial doubt about our ability to continue as a going concern.

The financial statements included in this annual report on Form 10-K have been prepared assuming we will continue as a going concern. We have incurred losses since the completion of the reverse merger, have negative working capital and have not generated positive cash flows from operations since the completion of the reverse merger. We generated a loss of $9,276,897 for the period ended December 31, 2025 and have a working capital deficiency of approximately $9.4 million. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue in existence is dependent on our ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include aggressive marketing and raising additional capital through sales of equity or debt securities as may be necessary to pursue our business plans and sustain operations until such time as we can achieve profitability. There can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. Any such inability to continue as a going concern may result in our stockholders losing their entire investment.

Our revenues are highly susceptible to declines as a result of unfavorable economic conditions.

Advertising, marketing and communications expenditures are sensitive to global, national and regional macroeconomic conditions, including inflationary pressures, currency fluctuations, geopolitical uncertainty and elevated interest rates, as well as specific industry conditions. Unfavorable economic conditions have in the past and could in the future materially reduce our revenue and negatively impact our operating results. Clients may reduce, postpone, or cancel spending with us if they experience an economic downturn, which could adversely affect our business.

Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions.

Our revenue and profitability depend on the demand for our services and favorable margins, which have been and may continue to be negatively affected by numerous factors, many of which are beyond our control. To increase our revenue and sustain profitability, we must maintain and expand our existing client relationships and attract new clients. There can be no assurance that we will be able to achieve these objectives.

Our business could be adversely affected if we fail to retain our existing clients.

Our clients may terminate or reduce the scope of their relationships with us on short notice. Our ability to attract and retain clients is an important aspect of our competitiveness, and client loss could have a material adverse effect on our business, results of operations and financial condition.

We face significant competition.

The advertising and marketing services business is highly competitive and constantly changing. We compete on the basis of the quality of our work, our ability to protect confidential client information, our technology capabilities, and our pricing. Our competitors include large global holding companies, mid-sized agencies, boutique firms, technology companies, and in-house marketing teams. If we are unable to compete successfully, we could lose market share and clients to competitors.

We are making investments in new product offerings and technologies, including AI, that are inherently risky.

We have made and continue to make significant investments in AI, data analytics, and marketing technology through ONAR Labs, including the Retina AI platform and the broader ONAR Labs technology stack. There can be no assurance that client demand for these products will exist or be sustained at the levels we anticipate, or that these initiatives will generate sufficient revenue to justify our investment. Additionally, these investments may place demands on management and internal resources, and may involve significant upfront capital expenditures before generating meaningful revenue.

We are subject to risks related to our use of AI, including generative AI.

We are building AI features into our offerings and are investing in expanding our AI capabilities through ONAR Labs. The use of AI and generative AI involves significant technical complexity. Any disruption or failure in our AI offerings could result in delays or errors, which could damage our reputation and adversely affect our business. The AI regulatory landscape is evolving, and new regulations may increase our compliance costs or restrict our ability to use AI technologies in ways that are integral to our business strategy.

We are impacted by seasonal fluctuations in marketing, research, communications and advertising activity.

Our revenue, cash flow, operating results and other key operating and performance metrics vary from quarter to quarter due to the seasonal nature of our clients’ spending on the services we provide. Historically, client spending tends to be higher in the fourth quarter and lower in the first quarter. These seasonal fluctuations could cause our results to vary from the expectations of securities analysts and investors, which could adversely affect the price of our common stock.

We expect to enter into strategic transactions in the future that may result in material changes in our operations.

Our business strategy relies on our ability to identify, complete, and successfully integrate strategic acquisitions. We completed the Juice Labs LLC acquisition and Retina AI acquisition in September 2025, and we expect to continue pursuing additional transactions. Any future transaction may result in a change in our business focus and may involve risks including the failure to achieve anticipated synergies, difficulty integrating acquired operations, and potential unknown liabilities.

We are a company with a limited operating history in our current form.

ONAR, LLC was initially formed in July 2021, and the Company completed its reverse merger in July 2024. Our strategy revolves around the acquisition of multiple operating businesses, and we have a limited track record of operating as a consolidated public company. You should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by companies in the early stages of development.

We will require additional financing in order to execute our business strategy.

We had negative working capital as of December 31, 2025, as a result of costs associated with acquisitions and investments in growing the business. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate the need for additional funding to meet our planned operating activities over the next 12 months. These conditions raise substantial doubt about our ability to continue as a going concern. We may not be able to borrow or raise additional capital in the future to meet our needs, which might result in the value of our common stock decreasing. We are actively pursuing refinancing of near-term debt maturities, raising additional equity or debt capital, and driving revenue growth to address our liquidity needs.

We face risks associated with integrating acquired businesses.

Our growth strategy depends on our ability to successfully integrate acquired businesses, including Juice Labs LLC and Retina AI. The integration of acquired businesses involves significant challenges, including: the difficulty of integrating acquired products, services or operations; the potential disruption of ongoing businesses; difficulties in maintaining uniform standards, controls, procedures and policies; the potential impairment of relationships with employees and clients; and potential unknown liabilities associated with acquired businesses. Our inability to successfully integrate acquisitions could have a material adverse effect on our business.

The security of our computer systems may be breached.

The use of our products involves the storage, transmission and processing of our clients’ data. Individuals or entities may attempt to penetrate our computer systems. If successful, they could compromise confidential client data. Any actual or perceived breach of data security could adversely affect our reputation, client relationships, and business.

We face legal, reputational and financial risks from any failure to protect client data from security incidents or cyberattacks.

We and our third-party service providers rely on information technology infrastructure. As the breadth and complexity of this infrastructure grows, the potential risk of security breaches and cyberattacks increases. We are subject to extensive data privacy laws and regulations, and any failure to comply could result in significant fines and damage to our reputation.

We rely on our management and key personnel.

We are dependent upon the personal efforts and abilities of our management, including Claude Zdanow (Chief Executive Officer and Chief Financial Officer), Chris Becker (President), and other key members of our management team and subsidiary leadership. The loss of any key personnel could have a material adverse effect on our business. We do not currently maintain key person life insurance policies on our executive officers.

Our business is dependent on our ability to keep our supply of skills and resources in balance with client demand.

Employees, including creative, technology, data science, media, and account specialists, and their skills and relationships with clients, are among our most important assets. Our ability to serve our clients and grow our business depends on our ability to attract, develop, and retain talented people. Competition for qualified personnel is intense, and we may not be able to attract and retain the skilled employees we need.

Our operating results may fluctuate due to factors that are difficult to forecast and not within our control.

Our past operating results may not be accurate indicators of future performance. Our operating results have fluctuated in the past and could fluctuate in the future due to factors including our ability to manage working capital, generate demand in targeted markets, satisfy client demands cost-effectively, and adjust costs for changes in demand.

Our Chief Executive Officer controls a majority of our voting securities.

Our Chief Executive Officer, Claude Zdanow, beneficially owns a significant percentage of the issued and outstanding shares of our common stock and also holds all 1,000 outstanding shares of Series A Preferred Stock, which carry super-majority voting rights. As a result, Mr. Zdanow has the ability to influence matters affecting stockholders, including the election of directors and the approval of significant corporate transactions. While the Company expanded its Board during 2025 with the addition of independent directors, Mr. Zdanow’s voting control remains significant and could discourage potential acquisition proposals and delay or prevent a change of control. In addition, on August 31, 2025, Mr. Zdanow began serving as the principal financial officer of the Company as well.

We have in the past and may in the future identify material weaknesses in our internal controls over financial reporting.

If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we cannot assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm were to report a material weakness, we could lose investor confidence in the accuracy and completeness of our financial statements, which could materially adversely affect our business. Our internal controls may not prevent or detect misstatements due to inherent limitations, and even effective controls provide only reasonable assurance regarding the preparation and fair presentation of our financial statements. Failure to maintain adequate internal controls, implement required new or improved controls, or difficulties in their implementation could harm our business and operating results and prevent us from meeting our financial reporting obligations.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2025. In particular, we failed to maintain (i) an effective control environment due to limited accounting personnel and insufficient segregation of duties across key financial reporting processes and (ii) effective controls over our financial reporting process, including controls over the preparation and review of financial statements, technical accounting analyses, reconciliations, and SEC reporting disclosures. For further discussion of the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures.”

Risks Related to Our Common Stock

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our Board will attempt to use non-cash consideration to satisfy obligations. Our Board may issue shares of common stock to settle debts, fund operations, and compensate employees or consultants. These issuances would dilute the ownership interests of existing stockholders and may reduce the value of previously issued shares.

There is currently a limited public market for our common stock, which is volatile, sporadic and illiquid.

Although our common stock trades on the OTCQB Market maintained by OTC Markets, to date only a limited number of shares have been regularly traded. There can be no assurance that a more active trading market will develop. Even if a more significant trading market develops, we cannot predict how liquid that market might become. Factors such as quarterly variations in results, competitive announcements, commencement of litigation, and general market conditions could cause wide fluctuations in the trading price of our common stock.

We have not paid any cash dividends and have no plans to issue cash dividends in the future.

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that all earnings, if any, will be retained to finance our operations.

Our common stock is considered a penny stock under SEC rules.

Our common stock is a penny stock under applicable SEC rules. Unless we maintain a per-share price above $5.00 or obtain a listing on a national securities exchange, transactions in our common stock are subject to additional requirements that may reduce the level of trading activity and make it more difficult for investors to sell their shares.

There may not be sufficient liquidity in the market for our securities.

The market price of our common stock has been, and is likely to continue to be, highly volatile. There have been, and may be, periods of minimal or nonexistent trading activity in our shares. Investors who purchase our common stock may have difficulty selling their shares at a price that is attractive or at all.

Risks Related to Our Governing Documents and Nevada Law

Our Articles of Incorporation and Bylaws limit the liability of, and provide indemnification for, our officers and directors.

Our Articles of Incorporation and Bylaws, as amended, generally limit our officers’ and directors’ personal liability to the Company and its stockholders for breach of fiduciary duty except for certain specified matters. These provisions could result in substantial expenditures by the Company and may discourage lawsuits against directors and officers.

Anti-takeover provisions in our governing documents and Nevada law might discourage, delay or prevent a change in control.

Our Articles of Incorporation, Bylaws, and Nevada law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. Any provision that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares.

We incur ongoing costs and expenses for SEC reporting and compliance.

In order for us to remain in compliance with our reporting requirements, we may require additional capital and/or future revenues to cover the cost of these filings. If we are unable to meet these costs through our operations, we may not be able to remain in compliance, which could adversely affect investors’ ability to resell their shares.

Our insurance may not provide adequate levels of coverage against claims.

We maintain insurance that we believe is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Any loss incurred could have a material adverse effect on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY.

Risk Management and Strategy

The Company’s cybersecurity environment is led by its Chief of Staff with input from the Chief Executive Officer and Board, who in addition to cybersecurity matters, oversees the Company’s IT infrastructure and is responsible for monitoring and managing the security of the Company’s corporate network and enterprise systems, including technical controls, and safety protocols and responding to security threats.

The Company establishes safeguards for protecting the confidentiality, integrity, and availability of our data, technology, and information systems.

As of and for the year ended December 31, 2025, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

Governance; Board Oversight of Cybersecurity Risks

The Board is responsible for the oversight of cybersecurity risks facing the Company. The Company does not currently have a separately designated cybersecurity committee or a formal cybersecurity governance framework. The Company’s Chief Executive Officer is responsible for assessing and managing material cybersecurity risks and reports to the Board on cybersecurity matters as they arise. The Board is informed of cybersecurity incidents and developments on an as-needed basis. The Company relies on its technology team and third-party service providers to implement technical safeguards, monitor systems, and respond to cybersecurity threats. Management intends to evaluate the establishment of more formalized cybersecurity governance structures, policies, and reporting protocols.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. Except as disclosed below, we are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

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

Feinberg Personal Trust v. ONAR, LLC

On November 7, 2025, Jeffrey L. Feinberg Personal Trust (“Feinberg”) filed a complaint against ONAR, LLC in the Superior Court of the State of Delaware, Case No. N25C-11-060 SPL. The complaint alleges breach of contract and unjust enrichment related to a Senior Secured Promissory Note originally issued by Integrum Group, LLC (the Company’s predecessor entity) dated March 18, 2024, in the principal amount of $1,500,000 (the “Note”). Feinberg alleges that the Note matured on March 18, 2025, and that the amounts due thereunder have not been repaid.

The Company has retained counsel and filed its Answer and Affirmative Defenses, vigorously denying the claims asserted and raising multiple affirmative defenses. Among other defenses, the Company has asserted that Feinberg failed to provide required notice of an Event of Default under the Note, that Feinberg frustrated the Company’s ability to comply with the terms of the Note by making disparaging and defamatory statements about the Company and its Chief Executive Officer to current and prospective investors, and that Feinberg is estopped from claiming the relief sought based on prior representations regarding the rollover of debt to equity in connection with the Company’s going-public transaction. The Company has also asserted that it previously issued shares of common stock to Feinberg pursuant to the Note’s terms and that Feinberg accepted and continues to hold such shares. The Company intends to vigorously defend itself against this action.

Prior to the filing of the complaint, in October 2025, the Company, through counsel at Winston & Strawn LLP, sent a cease-and-desist letter to Feinberg’s counsel demanding that Feinberg immediately cease making false and defamatory statements about the Company and its officers to other shareholders and investors. The Company reserves its rights to pursue all available counterclaims and remedies in connection with this matter.

The litigation is in its early stages and discovery has not yet commenced. At this time, management does not believe the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Payroll Tax Liabilities

For the year ended December 31, 2023, the Company did not remit federal income tax, social security, Medicare or local and state income taxes which were withheld from the Company’s employees’ payroll. The Company has estimated and accrued fines and penalties associated with the amounts which have not been remitted and includes this amount in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2025 and 2024, the balance due was $646,113 and $516,807, respectively.

The Company’s tax representatives are engaged in active discussions with the relevant taxing authorities to resolve this matter and negotiate a structured payment plan arrangement. As of the date of this filing, no enforcement action has been initiated by any taxing authority in connection with these liabilities. Management believes it is possible that a portion of the accrued penalties and interest may be abated or forgiven through the negotiation process, consistent with established IRS and state tax authority relief programs available to qualifying taxpayers. The Company continues to work diligently toward a resolution and expects to finalize a payment arrangement during 2026.

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

12 Month Period Ended December 31, 2025	High	Low

Quarter ended December 31, 2025	$0.04	$0.02
Quarter ended September 30, 2025	$0.14	$0.02
Quarter ended June 30, 2025	$0.09	$0.03
Quarter ended March 31, 2025	$0.17	$0.04

12 Month Period Ended December 31, 2024	High	Low

Quarter ended December 31, 2024	$0.10	$0.06
Quarter ended September 30, 2024	$0.12	$0.06
Quarter ended June 30, 2024	$0.28	$0.03
Quarter ended March 31, 2024	$0.28	$0.06

Holders

As of June 11, 2026, we had 182,178,195 shares of common stock outstanding, held by 48 stockholders of record.

Dividends

To date, we have not declared or paid any dividends on our outstanding shares. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings to finance our operations and future growth, our Board will have discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements and other factors, which our Board may deem relevant.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities sold during the period covered by this Annual Report on Form 10-K that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include our ability to continue as a going concern; unfavorable economic conditions; changes in client demand; our ability to maintain our existing clients; our ability to develop new product offerings; our ability to deploy artificial intelligence (“AI”) in our business and the development of AI by our competitors; seasonal fluctuations in marketing, research, communications and advertising activity; the impact of future strategic transactions; our lack of a significant operating history; the need for additional funding, our ability to raise such funding, and the ultimate terms thereof; the level of competition in the industries in which we compete; the security of our computer systems and our ability to securely store client data; the loss of key personnel or failure to attract, integrate and retain additional personnel; fluctuations in our operating results; corporate governance risks; the impacts of global epidemics, pandemics and similar health issues; material weaknesses in our internal controls; dilution to existing stockholders caused by the issuance of additional shares of our common stock; the lack of a significant market for our common stock, and the volatile nature thereof; our failure to pay cash dividends; the status of our common stock as a “penny stock”; lack of liquidity in the market for our stock; our blank check preferred stock and ability to issue significant shares of common stock; costs and expenses associated with being a public company; changes in client demand; and other risks that might be detailed from time to time in our filings with the SEC. Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its audited financial statements and related notes elsewhere in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address these conditions include pursuing additional equity and debt financing, continuing to grow revenue through organic client acquisition and strategic acquisitions, optimizing the cost structure across the agency network, and monetizing the Company’s proprietary technology platform through SaaS and data product offerings. The Company has also taken steps to improve its capital structure, including the conversion of outstanding notes payable into equity and the divestiture of non-core assets to reduce operating costs.

There can be no assurance that these plans will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital, achieve profitable operations, and generate sufficient cash flows from operations.

Overview

Corporate Information

Our principal executive offices are located at 990 Biscayne Blvd, 5th Floor, Miami, FL 33132, and our telephone number is (213) 437-3081.

Summary Description of Business Operations

ONAR

On July 25, 2024, Reliant Holdings acquired HLDCO, LLC and its wholly owned subsidiary, Integrum Group LLC, which was subsequently renamed and rebranded as ONAR (“ONAR”). Due to the relative significance of HLDCO, LLC, we account for this acquisition as a reverse acquisition. ONAR is a technology-enabled marketing platform that acquires and integrates specialist marketing agencies to build a unified, data-driven operating network. The Company focuses on middle-market brands seeking enterprise-grade marketing capabilities without enterprise-level cost or complexity.

During 2025, ONAR executed a transformative year of strategic activity. The Company completed the acquisition of Juice Labs LLC and the Retina AI software platform in September 2025, merged its Storia and Juice agency brands under the JUICE banner, launched ONAR Labs as its technology and innovation division, strengthened its Board with the addition of several independent directors including the appointment of Scott Kauffman as Chairman, and completed the divestiture of non-core legacy assets.

ONAR currently operates through the following key business units:

JUICE: A performance digital marketing agency offering full-spectrum paid media, creative, data science, web development, and strategy services. JUICE has driven over $2.5 billion in client revenue, maintains an average client tenure of over three years, and was ranked #105 on the Inc. 5000 list of fastest-growing companies. Since the acquisition of Juice Labs LLC in September 2025, ONAR has merged the Storia and Juice agency operations together under the JUICE brand going forward.

Of Kos: A healthcare marketing agency named after Hippocrates of Kos, specializing in medical lab and genetic testing marketing. Of Kos maintains HIPAA-compliant marketing solutions and achieves approximately 44% net operating income to sales ratio. In January 2026, the Company completed the sale of substantially all assets of VMED Services, LLC, which conducted operations under the Of Kos brand, pursuant to a $1.5 million secured, seller-financed promissory note. The Company retained all intellectual property related to the Of Kos brand name and continues to view healthcare marketing as a strategic vertical.

ONAR Labs: The Company’s innovation and technology division, which centralizes technology development, data architecture, and AI-enabled optimization across the agency network. ONAR Labs houses the proprietary technology stack including Retina AI (predictive customer intelligence), Cortex (real-time analytics backbone), Agentic Ops (autonomous execution layer), and the QA Layer (deploy-blocking governance). ONAR Labs is designed to drive higher-margin, recurring-revenue opportunities from SaaS and data products.

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

ONAR’s agencies collectively serve B2B and B2C clients across diverse sectors, including consumer products, manufacturing, business services, technology, e-commerce, and healthcare. Core services across the network include paid digital advertising, search-engine optimization, conversion-rate optimization, web development, creative production, and field marketing.

Divestitures and Legacy Asset Transitions

During 2025 and into early 2026, the Company executed a disciplined portfolio simplification strategy to exit non-core legacy businesses and focus resources on its higher-growth, higher-margin AI-enabled marketing and technology platform:

Reliant Pools: Through the Company’s wholly owned subsidiary Reliant Holdings, Inc., the Company historically operated a legacy custom swimming-pool construction business in the greater Austin, Texas market. The pool business was non-core to ONAR’s strategic focus on marketing, technology, and AI-driven growth. On January 19, 2026, the Company entered into a Stock Purchase Agreement to divest 100% of the issued and outstanding shares of Reliant Pools, Inc. to Elijah May, effective as of December 31, 2025. The completion of this divestiture marks the final step in exiting the Company’s legacy pools segment.

VMED Services / Of Kos Assets: On January 8, 2026, ONAR’s subsidiary completed the sale of substantially all assets of VMED Services, LLC, which operated under the Company’s healthcare-focused Of Kos agency brand, to VMED Consulting Inc. pursuant to a definitive Asset Purchase Agreement. The stated purchase price is a promissory note in the principal amount of $1,500,000, secured by collateral and supported by a personal guaranty, with monthly payments commencing post-closing and a final balloon payment due on the sixth anniversary of the closing date. The transaction expressly excludes intellectual property related to the Of Kos brand name from the sale.

These divestitures allow ONAR to enter 2026 with a clean, focused operating model centered on performance digital marketing, AI-enabled technology, and the continued build-out of the ONAR Labs platform.

Plan of Operations

During 2025, the Company executed a transition plan focused on strengthening its balance sheet, streamlining operations, and positioning ONAR for scalable, sustainable growth. Looking ahead to 2026, our plan of operations centers on the following priorities:

Refinancing and Capital Structure Optimization. A significant portion of the Company’s short-term debt was incurred to fund the closing of the Juice Labs acquisition and related integration activities. Management’s plan from inception of that financing was to refinance these short-term obligations into longer-term, more sustainable debt or equity aligned with the Company’s growth profile. In December 2025, the Company retired $311,000 in debt through voluntary equity conversion, reducing future interest expense and simplifying its capital structure. The Company continues to actively pursue refinancing of remaining near-term debt maturities into longer-term, lower-cost obligations.

Revenue Growth and Client Acquisition. The Company preannounced expected record fourth quarter 2025 revenue of approximately $1.5 million, representing approximately 39% sequential growth over Q3 2025 revenue of approximately $1.077 million. In December 2025, the Company signed new client contracts representing over $400,000 in annual recurring subscription revenue on a run-rate basis heading into 2026. Management expects to continue driving net-new revenue through a combination of organic client acquisition and the deployment of new technology-driven offerings through ONAR Labs.

ONAR Labs Technology Development. ONAR Labs is integrating the Sour Grapes technology platform (acquired through the Juice Labs acquisition) and the Retina AI analytics platform to create a unified data and AI operating system for ONAR’s network. The technology stack, consisting of Retina AI, Cortex, Agentic Ops, and the QA Layer, is designed to expand recurring-revenue opportunities through technology licensing, data intelligence, and automation tools for both ONAR’s agency clients and potential third-party SaaS offerings.

Portfolio Simplification. The Company completed the divestiture of both Reliant Pools and the VMED/Of Kos operating assets effective December 31, 2025 and January 8, 2026, respectively. These actions remove non-core operational complexity and related overhead, allowing management to focus resources on higher-growth, higher-margin marketing and technology services.

Strategic Acquisitions. The Company continues to evaluate potential acquisitions of specialist marketing and technology agencies that can benefit from ONAR’s shared technology infrastructure, centralized finance, and data-driven optimization capabilities. Management is in active discussions with multiple potential targets.

While we do not currently have committed additional sources of capital, we are actively evaluating financing options, including potential equity raises, strategic debt facilities, and partnership opportunities. We expect these efforts, combined with ongoing cost discipline and debt restructuring initiatives, to extend our operating runway and fund our growth plan. If we are unable to access additional capital moving forward, it may limit our ability to grow and to generate future revenues.

Results of Operations

For the Year Ended December 31, 2025, Compared to the Year Ended December 31, 2024

We had revenue of $3,179,519 for the year ended December 31, 2025, compared to revenue of $1,953,491 for the year ended December 31, 2024, an increase of $1,226,028 or 63% from the prior period. Revenues increased primarily due to our acquisition of JUICE coupled with changes in the Company’s customer mix and an emphasis on higher margin customers which was partially offset by the reclassification of the revenues of Reliant Pools within discontinued operations.

We had cost of goods sold of $3,031,807 for the year ended December 31, 2025, compared to cost of goods sold of $2,023,282 for the year ended December 31, 2024, an increase of $1,008,525 or 50% from the prior period. Cost of goods sold increased mainly due to our acquisition of JUICE, which was offset by the reclassification of the cost of goods sold of Reliant Pools within discontinued operations.

We had operating expenses of $7,656,017 for the year ended December 31, 2025, compared to operating expenses of $1,833,022 for the year ended December 31, 2024. General and administrative expenses increased by $6,120,845 or 488% from the prior period mainly due to stock-based compensation, our acquisition of JUICE and increases in costs for being a public company, which was offset by the reclassification of the general and administrative expenses of Reliant Pools within discontinued operations.

We had interest expense of $1,557,476 for the year ended December 31, 2025, compared to interest expense of $436,861 for the year ended December 31, 2024, due to interest costs in connection with new loans during 2025 to fund operations as described in greater detail under “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address these conditions include pursuing additional equity and debt financing, continuing to grow revenue through organic client acquisition and strategic acquisitions, optimizing the cost structure across the agency network, and monetizing the Company’s proprietary technology platform through SaaS and data product offerings. The Company has also taken steps to improve its capital structure, including the conversion of outstanding notes payable into equity and the divestiture of non-core assets to reduce operating costs.

There can be no assurance that these plans will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital, achieve profitable operations, and generate sufficient cash flows from operations.

We had total assets of $3,807,247 as of December 31, 2025, consisting of total current assets of $257,657. We had total liabilities of $9,666,472 as of December 31, 2025, all of which was current as of December 31, 2025. We had a working capital deficit of $9,408,815 as of December 31, 2025, compared to a working capital deficit of $3,938,823 as of December 31, 2024.

We used $1,592,032 of cash in operating activities from continuing operations for the year ended December 31, 2025, as compared to $1,741,493 of net used in operating activities from continuing operations for the year ended December 31, 2024. Net cash used in operating activities for the 2025 period was mainly due to our net loss of $9,276,897. Net cash used in operating activities for the 2024 period was mainly due to our net loss of $3,083,156.

We had $1,809,109 of net cash used in investing activities from continuing operations for the year ended December 31, 2025, as compared to $69,078 used in investing activities for the year ended December 31, 2024. The key drivers for the change were the cash used for strategic acquisition.

We had $3,604,404 of cash provided by financing activities from continuing operations for the year ended December 31, 2025, which was mainly due to $3,844,128 of proceeds from the issuance of notes payable during the period. We had $2,169,821 of net cash provided by financing activities for the year ended December 31, 2024, which was mainly due to proceeds from the issuance of notes payable of $2,110,000 during the period.

We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders. Additional financing may not be available on favorable terms, if at all.

In the future, we may be required to seek additional capital by selling additional debt or equity securities or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to curtail or abandon our business operations, and any investment in the Company could become worthless.

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

The Company’s critical accounting policies and significant areas of estimation include revenue recognition, goodwill and intangible asset valuation, business combinations (including purchase price allocation), stock-based compensation, debt instruments with embedded conversion features, and the assessment of going-concern considerations. These policies and estimates are described in detail in Note 1 to the Consolidated Financial Statements included in Item 8 of this Report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:

The Board of Directors and Stockholders of

ONAR Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ONAR Holding Corporation (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations, negative cash flows from operating activities and has a working capital deficit as of December 31, 2025, which raise substantial doubt about its ability to continue as a going concern. Management’s plans to address these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Revenue Recognition - Advertising Management Services.

Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue from its Advertising Management Services revenue stream from strategic consulting, paid advertising, web development, and creative services provided under Master Services Agreements (“MSAs”) and related Statements of Work (“SOWs”). Revenue is recognized over time as the related performance obligations are satisfied based on the contractual terms over the applicable service period, generally at fixed monthly amounts.

We identified revenue recognition related to Advertising Management Services as a critical audit matter because auditing the Company’s determination of the timing and satisfaction of performance obligations involved a high degree of auditor judgment and effort. In particular, significant auditor judgment and effort was required in evaluating management’s assessment of the identification of performance obligations, the timing of satisfaction of such obligations, and whether revenue was recognized in the appropriate reporting period.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to assess this critical audit matter included the following, among others:

•

We obtained an understanding of the internal control processes utilized by the Company’s management to evaluate the timing and satisfaction of performance obligations with respect to recognition of Advertising Management Services revenue.

•

We performed various substantive audit procedures to determine the timing and satisfaction of performance obligations with respect to revenue recognition for the Advertising Management Services revenue stream, including:

■	We evaluated a sample of customer agreements to assess management’s identification of performance obligations and determination of the transaction price in accordance with such agreements.

■

We performed substantive test of details over a sample of revenue transactions, including inspection of executed customer contracts, invoices, and relevant supporting documents to determine the transaction price and to evidence the delivery of services and recognition of revenue in the correct reporting period.

■

We tested the data integrity of third-party platform-generated information that is transferred to the Company for purposes of determining satisfaction of performance obligations, as stated in the customer contracts.

/s/ WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2024.

San Mateo, CA

June 11, 2026

ONAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
		(recasted)
ASSETS

Current assets:
Cash	$94,420	$33,609
Accounts receivable, net	41,335	18,782
Investments in equity securities	-	371,151
Investments in equity securities, related party	-	118,048
Prepaid expenses and other current assets	61,902	59,432
Note receivable, current portion	60,000	-
Assets held for sale	-	460,854
Total current assets	257,657	1,061,876

Other assets:
Property and equipment, net	23,129	37,193
Intangible assets, net	219,681	331,048
Goodwill	2,509,875	458,335
Employee loan receivable, net	-	160,822
Note receivable, net of current portion and discount	396,205	-
Advance to affiliated entity	400,700	400,700
Total other assets	3,549,590	1,388,098

Total assets	$3,807,247	$2,449,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,513,993	$309,304
Accrued expenses and other liabilities	2,700,878	1,176,990
Lines of credit	-	219,775
Deferred revenue	139,169	155,504
Accrued expenses and advances, related party	95,631	190,579
Notes payable	2,119,742	2,110,000
Notes payable, related party, net of discounts	1,029,062	560,450
Convertibles notes payable, net of discounts	2,067,997	-
Liabilities held for sale	-	278,096
Total current liabilities and total liabilities	9,666,472	5,000,698

Commitments and contingencies (Note 6)

Stockholders’ Deficit:
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Preferred stock, Series A, 1,000 shares authorized, $0.001 par value, 1,000 and 1,000 issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Preferred stock, Series B, 10,000 shares authorized, $0.001 par value, 3,065 and 3,125 issued and outstanding as of December 31, 2025 and 2024, respectively	3	3
Preferred stock, Series C, 6,570 shares authorized, $0.001 par value, 6,570 and 6,570 issued and outstanding as of December 31, 2025 and 2024, respectively	7	7
Preferred stock, Series D, 100 shares authorized, $0.001 par value, 0 and 100 issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Preferred stock Series E, 6,000 shares authorized, $0.001 par value, 718 and 0 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	-	-
Common stock, 1,000,000,000 shares authorized, $0.001 par value, 140,099,049, and 112,380,049 issued and outstanding as of December 31, 2025 and 2024, respectively	140,099	112,380
Additional paid-in capital	7,958,571	2,017,894
Accumulated deficit	(13,957,906)	(4,681,009)
Total stockholders’ deficit	(5,859,225)	(2,550,724)

Total liabilities and stockholders’ deficit	$3,807,247	$2,449,974

The accompanying notes are an integral part of these consolidated financial statements.

ONAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
		(recast)
Revenue (including $-0- and $81,955 of related party revenue, respectively, Note 5)	$3,179,519	$1,953,491
Cost of revenues	3,031,807	2,023,282
Gross profit (loss)	147,712	(69,791)

Operating expenses:
General and administrative	7,375,558	1,254,713
Depreciation and amortization	280,459	578,309
Total operating expenses	7,656,017	1,833,022

Loss from operations	(7,508,305)	(1,902,813)

Other (income) expense:
Interest expense	1,557,476	436,861
Transaction costs for merger	-	461,115
Other (income) expense	(77,793)	21,337
Change in fair value of investments	489,345	(178,381)
Loss on extinguishment of notes payable	152,106	363,871
Gain on sale of assets	(304,114)	-
Total other(income)expense	1,817,020	1,104,803

Provision for income tax	-	-

Loss from continuing operations	(9,325,325)	(3,007,616)

Discontinued operations:
Loss from operations of Reliant Pools	(163,322)	(75,540)
Gain on deconsolidation of Reliant Pools	211,750
Income (loss) from discontinued operations	48,428	(75,540)

Net loss	$(9,276,897)	$(3,083,156)

Net loss per share - basic and diluted – continuing operations	$(0.08)	$(0.15)
Net loss per share - basic and diluted – discontinued operations	$-	$-
Net loss per share - basic and diluted	$(0.08)	$(0.15)

Weighted average common shares outstanding	122,617,229	20,181,605

The accompanying notes are an integral part of these consolidated financial statements.

ONAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock												Additional		Members’
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid in	Accumulated	Capital
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	of HLDCO	Total

Balance December 31, 2023 - Pre reverse merger	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$-	$(515,371)	$(515,371)

Effect of reverse merger (Note 2)	1,000	1	3,545	4	6,570	7	100	-	-	-	16,785,000	16,785	1,065,685	(1,597,853)	515,371	-

Balance December 31, 2023 - Post reverse merger	1,000	1	3,545	4	6,570	7	100	-	-	-	16,785,000	16,785	1,065,685	(1,597,853)	-	(515,371)

Contributions by members of HLDCO	-	-	-	-	-	-	-	-	-	-	-	-	126,000	-	-	126,000

Distributions to members of HLDCO	-	-	-	-	-	-	-	-	-	-	-	-	(236,897)	-	-	(236,897)

Consideration transferred for acquisition of HLDCO	-	-	-	-	-	-	-	-	-	-	-	-	688,732	-	-	688,732

Conversion of preferred shares	-	-	(420)	(1)	-	-	(100)	-	-	-	84,132,420	84,132	(84,131)	-	-	-

Issuance of shares upon issuance of replacement notes payable	-	-	-	-	-	-	-	-	-	-	11,462,629	11,463	458,505	-	-	469,968

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,083,156)	-	(3,083,156)

Balance December 31, 2024	1,000	1	3,125	3	6,570	7	-	-	-	-	112,380,049	112,380	2,017,894	(4,681,009)	-	(2,550,724)

Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	13,789,059	13,789	1,994,642	-	-	2,008,431

Issuance of stock options for services	-	-	-	-	-	-	-	-	-	-	-	-	1,901,283	-	-	1,901,283

Issuance of Series E preferred stock for software	-	-	-	-	-	-	-	-	160	-	-	-	213,333	-	-	213,333

Issuance of Series E preferred stock for note payable		-	-	-	-	-	-	-	312	-	-	-	311,756	-	-	311,756

Issuance of shares and warrants with debt	-	-	-	-	-	-	-	-	-	-	500,000	500	679,851	-	-	680,351

Proceeds from sale of Series E preferred stock	-	-	-	-	-	-	-	-	525	-	-	-	525,000	-	-	525,000

Conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	-	-	4,373,000	4,373	196,242	-	-	200,615

Conversion of preferred shares	-	-	(60)	-	-	-	-	-	(279)	-	7,806,941	7,807	(7,807)	-	-	-

Capital contributed from gain on settlement of related party notes payable	-	-	-	-	-	-	-	-	-	-	-	-	46,377	-	-	46,377

Settlement of convertible notes payable	-	-	-	-	-	-	-	-	-	-	1,250,000	1,250	80,000	-	-	81,250

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,276,897)	-	(9,276,897)

Balance December 31, 2025	1,000	$1	3,065	$3	6,570	$7	-	$-	718	$-	140,099,049	$140,099	$7,958,571	$(13,957,906)	$-	$(5,859,225)

*Shares and per share data are presented on a retroactive basis to give effect to the reverse recapitalization.

The accompanying notes are an integral part of these consolidated financial statements.

ONAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
Operating Activities		(recast)
Net loss	$(9,276,897)	$(3,083,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280,459	578,309
Amortization of employee loan receivable	31,250	125,000
Amortization of debt discount	149,158	-
Change in fair value of investments	489,345	(178,381)
Shares and options issued for services	3,909,714	-
Employee loan receivable interest income and extension fee	(34,878)	-
Extension fees added to principal of notes payable, related party	194,773	-
Gain on sale of assets	(304,114)	-
Loss on extinguishment of notes payable	152,106	363,871
Changes in operating assets and liabilities:
Accounts receivable	234,292	(74,186)
Accounts receivable, related party	-	(141,818)
Prepaid expenses and other current assets	(9,520)	(29,216)
Accounts payable	1,239,790	83,746
Accrued expenses and other liabilities	1,975,772	624,822
Accrued expenses and advances, related party	(94,948)	(142,484)
Deferred revenue	(528,334)	132,000
Net cash used in operating activities – continuing operations	(1,592,032)	(1,741,493)
Net cash provided by operating activities – discontinued operations	219,102	23,605

Investing Activities
Purchase of property and equipment	-	(42,672)
Proceeds from acquisition of Retina AI	60,163	-
Acquisitions of subsidiaries, net of cash received	(1,869,272)	374,294
Advance to affiliate	(110,419)	(400,700)
Acquisition of intangible assets	110,419	-
Net cash used in investing activities – continuing operations	(1,809,109)	(69,078)
Net cash used in investing activities – discontinued operations	-	-

Financing Activities
Proceeds from issuance of notes payable	-	2,110,000
Repayment of notes payable	(134,383)	-
Proceeds from sale of preferred stock	525,000	-
Proceeds from issuance of notes payable, related party	35,000	430,450
Repayment of notes payable, related party	(311,779)	(417,000)
Proceeds from convertible notes payable	3,844,128	-
Payments on convertible notes payable	(393,433)	-
Advances from related party	-	844,202
Repayment of advances from related party	-	(681,755)
Repayment of line of credit	(7,710)	(5,179)
Proceeds/repayments from line of credit	47,581	-
Distributions to members of HLDCO, the legal acquiree	-	(236,897)
Contributions from members of HLDCO, the legal acquiree	-	126,000
Net cash provided financing activities – continuing operations	3,604,404	2,169,821
Net cash used in financing activities – discontinued operations	(11,804)	(44,671)

Net change in cash	410,561	338,184
Cash - beginning of year	33,609	1,015
Cash - end of year*	444,170	339,199

Supplemental cash flow disclosures
Interest paid	$1,559	$134,385
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Notes payable and accrued interest converted to common stock	$196,242	$-
Conversion of Series B preferred stock to common stock	$7,807	$-
Payment of accrued expenses through related party note payable	$233,062	$-
Accrued liabilities paid by related party note payable	$287,556	$-
Discounts recognized from convertible notes payable	$498,687	$-
Debt discount for warrants issued with debt	$680,351	$-
Line of credit converted to note payable	$212,065	$-
Purchase of software through issuance of Series E Preferred stock	$213,333	$-
Fair value of shares issued for acquisition of Reliant Holdings, Inc.	$-	$688,732
Investment in equity securities received in settlement of accounts receivables, related party	$-	$160,818
Investment in equity securities received for services	$-	$150,000
Conversion of preferred stock to common stock	$-	$84,132
Issuance of common stock for settlement of convertible notes payable	$127,627	$-

* See Notes 1 and 2 for reconciliation of cash attributable to discontinued operations

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception, has negative working capital and has not generated positive cash flows from operations since inception. The Company generated a loss of $9,276,897 for the year ended December 31, 2025. The Company also has a working capital deficiency of $9,408,815 and a stockholders’ deficiency of $5,859,225 as of December 31, 2025. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at December 31, 2025 and 2024.

At December 31, 2025 and 2024 our cash balances were within the following financial statement line items.

	2025	2024
Cash	$94,420	$33,609
Assets held for sale	349,750	305,590
Total cash	$444,170	$339,199

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

Pool Sale Revenues – Discontinued operations

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

Backlog

On December 31, 2025, we had approximately $31,000 of remaining performance obligations on The Company’s construction contracts, which we also refer to as backlog. We expect to recognize The Company’s backlog as revenue during the next 12 months.

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

Variable Consideration

Transaction price for the Company’s contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in the Company’s favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustments on any one contract was material to the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024.

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

The Company’s revenues are disaggregated into the following categories:

	Pool Services (discontinued operations)	Advertising and Marketing
Revenue	$965,456	$3,179,519

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

These services are integrated and interdependent, all contributing to the goal of improving the Client’s business performance, revenue, and brand awareness over time. Revenue is recognized over time as the services are provided and the performance obligation is satisfied, consistent with the ongoing optimization efforts. Amounts recognized but not yet invoiced to the customer are included as ‘contract assets’ within the accompanying consolidated balance sheets.

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

The Company grants trade credit, on a non-collateralized basis (with the exception of lien rights against the property in certain cases), to its customers and is subject to potential credit risk related to changes in business and overall economic activity. The Company evaluates its accounts receivable for expected credit losses on a regular basis. The Company records an allowance for credit losses to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, current economic trends and expected future losses. Accounts are considered delinquent when payments have not been received within 30 days and are written off when management determines that collection is not probable. During the years ended December 31, 2025 and 2024, the Company recognized allowances for future credit losses totaling approximately $39,000 and $-0- respectively. During the year ended December 31, 2025, and 2024, $206,475 and $25,679 of accounts receivable were charged off against the allowance for credit losses. As of December 31, 2025 and 2024, the Company’s allowance for doubtful accounts was $106,834 and $274,309, respectively.

Classification of Construction Contract-related Assets and Liabilities

Contract assets, which are solely attributable to discontinued operations, are presented within assets held for sale in the accompanying consolidated balance sheets, and contract liabilities are presented as a liabilities held for sale in the accompanying consolidated balance sheets. The Company’s contracts vary in duration, with the duration of some larger contracts exceeding one year. Consistent with industry practices, the Company includes the amounts realizable and payable under contracts, which may extend beyond one year, in current assets and current liabilities.

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

Property and Equipment, net

The Company accounts for property and equipment such as office furniture and equipment and vehicles at cost. Repairs and maintenance are expensed as incurred and significant replacements and improvements are capitalized. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Depreciation is recorded using the straight-line method over the respective useful lives of the assets. Upon the retirement or other disposition of property and equipment, the related cost and accumulated depreciation are charged to operations. During the year ended December 31, 2025 and 2024, depreciation expense was $13,757 and $10,053, respectively. The estimated useful lives of the Company’s property and equipment are:

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

Intangible Assets, net

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

The Company has the option to assess qualitative factors to determine whether it is necessary to perform further impairment testing in accordance. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company performs further analysis by comparing the fair value of each reporting unit to its carrying amount, including goodwill. A reporting unit is an operating segment or sub-segment to which goodwill is assigned when initially recorded. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment is recognized for the difference, limited to the amount of goodwill recognized for the reporting unit. The Company has determined that no impairment of its goodwill or indefinite lived intangible assets occurred as of December 31, 2025.

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

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred in accordance with ASC 720-35, Other Expenses – Advertising Costs. These costs primarily include media placements, promotional materials, and digital marketing campaigns. Total marketing and advertising expenses for the years ended December 31, 2025 and 2024, were approximately $23,000 and $24,000, respectively.

Earnings Per Share

In accordance with accounting guidance now codified as ASC Topic 260, ”Earnings (Loss) per Share” basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were 278,195,773 and -0- dilutive shares outstanding during the years ended December 31, 2025 and 2024, respectively.

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

Fair Value Measurements

The Company’s financial instruments consist of cash, accounts receivable, investments in equity securities, accounts payable, notes payable, accrued expenses and advances, related party. The estimated fair value of cash, accounts receivable, accounts payable, notes payable and advances from related parties approximate their carrying amounts due to the short-term nature of these instruments.

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

Segments

With the disposal of Reliant Pools in December 2025, the Company has only a single reportable segment attributable to its advertising and marketing businesses.

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

Recent Accounting Pronouncements

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to our consolidated financial statements.

Note 2. Acquisitions and Divestitures

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

The assets acquired and liabilities assumed are recognized in the accompanying consolidated balance sheets at their estimated fair values as of the acquisition date. The estimated fair values as of the acquisition date are based on information that existed as of the acquisition date. During the measurement period the Company may adjust provisional amounts recorded for assets acquired and liabilities assumed to reflect new information that the Company has subsequently obtained regarding facts and circumstances that existed as of the acquisition date.

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

Revenues	$619,895
Net loss	$(75,540)

Consolidated unaudited pro forma information:

The following consolidated pro forma information assumes that the acquisition of HLDCO took place on January 1, 2023, for the statement of operations for the years ended 2024. These amounts have been estimated after applying the Company’s accounting policies

2024

Revenues	$4,141,909
Net loss	$(3,067,246)

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

Cash consideration	$2,075,560

The consideration transferred was allocated to the assets acquired and liabilities assumed on a preliminary basis as follows:

Cash	$278,187
Accounts receivable	261,984
Accounts payable and accrued expenses	(171,560)
Deferred revenue	(344,591)
24,020
Goodwill	2,051,540
Assets and liabilities acquired	$2,075,560

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

Total
Revenues	$6,562,187
Net loss	$(6,047,843)

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

VMED Services

In December 2025, the Company completed the sale of certain assets of its VMED Services, LLC subsidiary, excluding the Of Kos brand. These divestitures were part of the Company’s strategic initiative to streamline its portfolio around its core marketing services and technology operations. As a result of this divestiture, the Company recognized a gain of $304,114.

Reliant Pools

In December 2025, through the exercise of an option held by the former owner of the Reliant Pools, the Company completed the divestiture of its Reliant Pools LLC and its subsidiary Reliant Custom Homes, Inc. This divesture was recognized as discontinued operations within the accompanying consolidated financial statements as it represented a material, strategic shift in the Company’s operations as it exits the residential pool installation and services business.

The components of the assets and liabilities comprising the discontinued operations as of December 31, 2025 and 2024 are as follows:

	2025	2024
Assets:
Cash	$349,750	$305,590
Accounts receivable	5,685	60,667
Property and equipment, net	53,266	69,548
Right of use asset	-	25,049
Total assets	$408,701	$460,854

Liabilities:
Accounts payable	$26,663	10,379
Accrued expenses and other liabilities	77,289	60,912
Contract liabilities	286,102	169,748
Lease liability	-	25,337
Notes payable	-	11,719
Total liabilities	$390,054	$278,095

The Company’s cash balances were within the following financial statement line items as of December 31, 2025 and 2024.

	2025	2024
Cash	$94,420	$33,609
Assets held for sale	349,750	305,590
Total cash	$444,170	$339,199

Components of the operations of discontinued operations comprised the following for the years ended December 31, 2025 and 2024:

	2025	2024

Revenue	$965,456	$619,895
Cost of revenue	998,592	590,660
General and administrative expenses	117,409	99,814
Depreciation and amortization	16,281	6,800
Other income (expense)	3,504	(1,839)
Loss	$(163,322)	$(75,540)

Note 3. Concentrations of Risk

For the years ended December 31, 2025 and 2024, the Company had the following customer concentrations:

	Revenues
Customer	2025	2024
Customer A	*	20%
Customer B	*	10%
Customer C	14%	*
Customer D	13%	*
Customer E	11%	*
* = Less than 10%

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

As of December 31, 2025 the balance remains outstanding and is included in ‘Advance to affiliated entity’ on the accompanying consolidated balance sheets.

Advances to related party

During the year ended December 31, 2025, the Company made certain advances to a related party. These advances were unsecured, due on demand and did not bear or accrue interest. These advances were partially repaid during the fourth quarter of 2025.

Revenues and Accounts Receivable, related party

During the years ended December 31, 2025 and 2024, the Company recognized revenues of approximately $-0- and $81,955, respectively, to entities which share common management. As of December 31, 2025, all amounts due from these entities have been fully reserved through an allowance for credit losses established in previous periods.

Notes Payable

The Company has a note payable due to a related party as described in Note 7.

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

Series E Preferred Stock

The Series E Preferred Stock (Series E Preferred Stock) consisted of 718 shares having a “Face Value” of $1,000 per share with an 8% per annum dividend rate payable in common stock upon conversion. Each share of Series E Preferred Stock converts into common stock at a conversion price equal to 75% of the closing price of the Company’s common stock on such conversion date. The Series E Preferred Stock are treated as having been converted to common stock in the event of liquidation and do not have preference of any other common shareholders. The Series E Preferred Stock have no voting rights. Additional rights and obligations are described in the exhibit attached hereto.

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

During the year ended December 31, 2025, the Company issued approximately 13.8 million shares of common stock for services with a fair value of approximately $2 million.

Stock Options

 The Company maintained the Onar Holdings Corporation 2025 Omnibus Incentive Plan (the "2025 Plan") as of December 31, 2025, and terminated the 2025 Plan on March 31, 2026. As of December 31, 2025, the Company was authorized to deliver up to 45,000,000 shares of common stock under the 2025 Plan. Taking into account the 30,578,575 options granted during the year, 14,421,425 shares remained available for future grant as of December 31, 2025. No shares remained available for future grant as of March 31, 2026.

Options granted under the 2025 Plan generally have a maximum contractual term of 10 years. For the year ended December 31, 2025, all options granted vested immediately upon the date of grant.

Stock-based compensation expense is measured at the grant date based on the fair value of the award. The Company has elected to account for forfeitures as they occur; however, no forfeitures occurred during the year ended December 31, 2025. Total stock-based compensation expense recognized was $3,909,714 for the year ended December 31, 2025. No stock-based compensation expense was capitalized during the period.

Total stock-based compensation expense recognized in the Consolidated Statements of Operations was as follows for the years ended December 31, 2025 and 2024:

Cost of revenues	$142,817	$-
General administrative expenses	3,766,897	-
	$3,909,714	$-

The Company estimates the fair value of stock options using the Black-Scholes-Merton option-pricing model. The weighted-average assumptions used for options granted during the year ended December 31, 2025, are summarized below:

Strike prices	$0.09 - $0.02
Exercise prices	$0.10 - $0.02
Expected term (in years)	3.58
Expected volatility	269% - 251%
Risk-free interest rate	4.19% - 3.50%
Expected dividend yield	0.0%

The inputs to the option pricing model used by the Company are determined as follows:

Expected Term: Determined using the "Simplified Method" as described in SEC Staff Accounting Bulletin 110.

Expected Volatility: Based on the historical volatility of a representative group of peer companies.

Risk-Free Interest Rate: Based on the U.S. Treasury yield curve in effect at the time of grant.

Expected Dividend Yield: The Company currently does not anticipate paying cash dividends.

The following table summarizes stock option activity for the year ended December 31, 2025:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	—	$—		$—
Granted	30,578,575	$0.06		$—
Exercised	—	$—		$—
Forfeited or Expired	—	$—		$—
Outstanding at December 31, 2025	30,578,575	$0.06	9.42	$—
Vested and Exercisable at December 31, 2025	30,578,575	$0.06	9.42

The weighted-average grant-date fair value of options granted during the year ended December 31, 2025, was $0.10 per share. No options were exercised during the period.

As of December 31, 2025, there was no unrecognized compensation cost related to stock options as all awards granted during the period vested immediately.

Note 6. Commitments and Contingencies

Leases

The Company leased approximately 1,000 square feet of office space in Austin, Texas, under an operating lease which was set to expire in January 2026 and contained no extensions or other significant terms. The monthly lease cost was approximately $2,400. This lease was transferred as part of the divestiture of the Company’s non-core legacy swimming pool construction business (Reliant Pools, Inc.), effective December 31, 2025.

Litigation

On November 7, 2025, Jeffrey L. Feinberg Personal Trust (“Feinberg”) filed a complaint against ONAR, LLC in the Superior Court of the State of Delaware, Case No. N25C-11-060 SPL. The complaint alleges breach of contract and unjust enrichment related to a Senior Secured Promissory Note originally issued by Integrum Group, LLC (the Company’s predecessor entity) dated March 18, 2024, in the principal amount of $1,500,000 (the “Note”). Feinberg alleges that the Note matured on March 18, 2025, and that the amounts due thereunder have not been repaid.

The Company has retained counsel and filed its Answer and Affirmative Defenses, vigorously denying the claims asserted and raising multiple affirmative defenses. The Company believes these claims are without merit and intends to defend itself vigorously against this action.

The litigation is in its early stages and discovery has not yet commenced. At this time, management does not believe the ultimate resolution of this matter will result in a loss being recognized by the Company. Accordingly, no amounts have been accrued as of December 31, 2025.

Payroll tax liabilities

For the year ended December 31, 2023, the Company did not remit federal income tax, social security, Medicare or local and state income taxes which were withheld from the Company’s employees’ payroll. The Company has estimated and accrued fines and penalties associated with the amounts which have not been remitted and includes this amount in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2025 and 2024, the balance due was $646,113 and $516,807, respectively. As of the date of this filing, no enforcement action has been initiated by any taxing authority in connection with these liabilities. The Company’s tax representatives are engaged in active discussions with the relevant taxing authorities to resolve this matter and negotiate a structured payment arrangement. Management believes it is possible that a portion of the accrued penalties and interest may be abated or forgiven through the negotiation process.

Note 7. Debt

	December 31, 2025	December 31, 2024
Promissory note due to a related party which matured on December 20, 2024, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets. Effective March 7, 2025, the lender and the Company entered into an Omnibus Note Extension Agreement which provided that this note was extended to June 5, 2025. As consideration for the extension, the principal balance was increased by 5%.	$-	$164,450
Promissory note due to a related party maturing on August 16, 2025, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets. This note was repaid through the issuance of a replacement note described below.	-	105,000
Promissory note due to a related party which matured on September 27, 2024, requiring interest only payments monthly, bearing interest at 12% per annum and secured by all HLDCO’s assets. Effective March 7, 2025, the lender and the Company entered into an Omnibus Note Extension Agreement which provided that this note was extended to June 5, 2025. As consideration for the extension, the principal balance was increased by 5%. This note was repaid through the issuance of a replacement note described below.	-	61,000

Promissory note due to a related party which matured on November 10, 2024, requiring interest only payments monthly, bearing interest at 12% per annum and secured by all HLDCO’s assets. Effective March 7, 2025, the lender and the Company entered into an Omnibus Note Extension Agreement which provided that this note was extended to June 5, 2025. As consideration for the extension, the principal balance was increased by 5%. This note was repaid through the issuance of a replacement note described below.	-	210,000
Promissory notes issued between March 2024 and July 2024 due one year from issuance, requiring interest only payments monthly, bearing interest at 18% per annum and are unsecured. These notes mature March 2025 through July 2025.	1,910,000	2,110,000
Promissory note due to a related party maturing on September 22, 2025, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets. This note was repaid through the issuance of a replacement note described below.	-	20,000
Promissory note due to a related party which maturing September 22, 2025, requiring interest only payments monthly, bearing interest at 18% per annum and secured by all HLDCO’s assets. The principal and interest were repaid during the year ended December 31, 2025	-	-

On January 13, 2025, the Company entered into a securities purchase agreement providing for the issuance of a promissory note with an original issue discount of $15,000. Additionally, a one-time interest charge of 12%, or $16,800, was applied on the issuance. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in twelve payments with eleven payments requiring a minimum payment of $5,000 and the final payment for the outstanding balance with payments beginning February 15, 2025. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% of any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to 65% multiplied by the lowest VWAP price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 35%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The principal and interest were repaid during the year ended December 31, 2025

	141,596	-

On January 22, 2025, the Company entered into a convertible promissory note due July 2025, with an original issue discount of $5,263. This note includes a guaranteed interest payment at a rate of 18%. All principal and accrued interest are due at maturity. Additionally, the holder has the right to convert the note at a rate of $0.04 per share, subject to adjustment for certain events such as a change in control. Additionally, six months after the issuance of the note, the conversion price will be reset if the Company’s stock has (a) fallen below $0.05 or (b) has an average daily trading volume of less than $10,000. In the event of a reset, the conversion price will be reduced to 75% of the VWAP for the 10 days prior to the reset date. The principal and interest were repaid during the year ended December 31, 2025

	-	-

On February 10, 2025, the Company entered into a securities purchase agreement providing for the issuance of a promissory note with an original issue discount of $15,000. Additionally, a one-time interest charge of 12%, or $13,800, was applied on the issuance. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in five payments with the first payment of $64,400 due on August 15, 2025 and four subsequent payments of $16,100 due monthly thereafter. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% of any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to 65% multiplied by the lowest VWAP price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 35%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The principal and interest were repaid during the year ended December 31, 2025

	-	-

On March 10, 2025, the Company entered into a convertible promissory note due December 2025, with a face value of $189,474 and an original issue discount of $9,474. This note includes a guaranteed interest payment at a rate of 18%. The lender agreed to fund the note in three installments of $60,000 with the first due at issuance of the note, the second 30 days after closing and the final payment 90 days after closing. All principal and accrued interest are due at maturity. Additionally, the holder has the right to convert the note at a rate of $0.01 per share, subject to adjustment for certain events such as a change in control. Additionally, six months after the issuance of the note, the conversion price will be reset if the Company’s stock has (a) fallen below $0.01 or (b) has an average daily trading volume of less than $10,000. In the event of a reset, the conversion price will be reduced to 60% of the VWAP for the 10 days prior to the reset date. The principal and interest were repaid during the year ended December 31, 2025

	-	-
On July 28, 2022, The Company entered into a $225,000 line of credit agreement with a financial institution. The line of credit matured on July 28, 2024. On July 28, 2024, the line of credit was converted to a term loan agreement with a fixed interest rate of 9.99%, minimum monthly payments of $3,735 and a maturity date of July 28, 2029.	209,742	-

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

	70,837	-

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

	121,496	-
On July 11, 2025, the Company entered into a convertible promissory note due July 9 2026, with a face value of $120,000 and an original issue discount of $6,000. This note bears interest at 11% per annum and, after 6 months, becomes convertible at 40% discount to the lowest trading price during the 20 days preceding a conversion. All principal and accrued interest are due at maturity.	122,728	-

On July 24, 2025, the Company entered into a securities purchase agreement providing for the issuance of a promissory note in the principal amount of $92,000 with an original issue discount of $9,000. Additionally, a one-time interest charge of 12%, or $11,040, was applied on the issuance. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in eight payments of $10,304 beginning on September 21, 2025 and each month thereafter with the remaining balance currently under extension. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% of any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to 65% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 35%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).

	86,080	-

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

172,424

On August 12, 2025, the Company entered into an exchange agreement with a related party providing for the replacement and issuance of a promissory note in the principal amount of $1,009,062. The note matures on August 12, 2026 and bears interest at 18% per annum. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in four payments of $5,000 beginning September 2025, with four payments of $10,000 beginning January 2026, then $25,000 beginning May 2026 with the balance due during August 2026. Additionally, the holder of the note may convert the note into shares of common stock at a fixed rate of $0.035 per share. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 120% of any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to the lowest VWAP price for the common stock during the ten (10) trading days prior to the conversion date (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).

1,029,062	-

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

The holders also received 15,804,348 warrants to purchase the Company’s common stock. The warrants had a fair value of $879,180 at issuance of which $519,440 was allocated as a debt discount based on the relative fair value of the promissory note and warrants.

1,117,954

On September 15, 2025, the Company entered into a securities purchase agreement providing for the issuance of a promissory note in the principal amount of $159,239 with an original issue discount of $11,720. Additionally, a one-time interest charge of 9%, or $14,332, was applied on the issuance. The note matures on September 15, 2026 and bears interest at 18% per annum. Accrued, unpaid interest is due monthly for the first four months then principal and interest are due monthly with a final payment for any unpaid amounts due at maturity. Additionally, the holder of the note may convert the note into shares of common stock at the lower of $0.03 or lowest VWAP price for the common stock during the ten (10) trading days prior to the conversion date with a minimum conversion rate of $0.01.

The holders also received 1,592,391 warrants to purchase the Company’s common stock. The warrants had a fair value of $88,582 at issuance of which $52,337 was allocated as a debt discount based on the relative fair value of the promissory note and warrants.

	176,083

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

The holders also received 2,717,391 warrants to purchase the Company’s common stock. The warrants had a fair value of $151,166 at issuance of which $89,312 was allocated as a debt discount based on the relative fair value of the promissory note and warrants.

	298,539
On December 15, 2025, the Company entered into a convertible promissory note due December 2026, with a face value of $120,000 and an original issue discount of $6,000. This note bears interest at 11% per annum and, after 6 months, becomes convertible at 40% discount to the lowest trading price during the 20 days preceding a conversion. All principal and accrued interest are due at maturity.	114,781	-
On November 9, 2025, the Company entered into a revenue-based lending arrangement whereby the lender purchased future accounts receivables of approximately $525,000 for consideration of $506,885. This amount is to be repaid to the lender in five payments of $27,000 with the remaining balance currently under extension.	500,420	-

Term note with a bank secured by car, payable in monthly installments of $939, including interest at 6.79% through October 4, 2030 (discontinued operations)	-	11,719
Total notes payable	$6,071,742	$2,682,169
Discount	(854,941)	-
Notes payable, discontinued operations	-	(11,719)
Total notes payable, net of discount	$5,216,801	$2,670,450

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

The Company determined that the issuance of the Replacement Notes along with the shares of common stock represented an extinguishment of the original notes payable under US GAAP. Accordingly, the Company recognized a loss on extinguishment of $363,871 during the year ended December 31, 2024, which was determined by reference to the difference between the fair value of the consideration transferred and the carrying value of the original notes payable.

Line of Credit

On March 11, 2025, The Company entered into a $51,000 line of credit agreement with a financial institution. The line of credit matured on March 11, 2026, had an interest rate of 0% per annum and required monthly interest only payments with all principal and accrued interest due at maturity.

Note 8. Intangible assets

The Company’s intangible assets as of December 31, 2025 are summarized as follows:

		Historical	Accumulated
Type	Useful Life	Cost	Amortization	Net
Retinae AI software assets		$155,258	$-	155,258
Customer relationships	3.5 years	1,988,968	1,924,545	$64,423
		$2,144,226	$1,924,545	219,681

The Company’s intangible assets as of December 31, 2024, are summarized as follows:

		Historical	Accumulated
Type	Useful Life	Cost	Amortization	Net
Customer relationships	3.5 years	$1,988,968	$1,657,920	$331,048

Future amortization of the Company’s intangible assets as of December 31, 2025 are as follows:

December 31,	Amount
2026	$60,200
2027	4,223
$64,423

Note 9. Employee Loans Receivable

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

In order to reflect the services received through the issuance of these forgivable loans, the Company amortizes the balance of such loans as a component of ‘salaries and related expenses’ over the requisite service period of the loan. During the years ended December 31, 2025 and 2024, the Company recognized amortization related to forgivable loans of $30,822 and $125,000, respectively, which is included within ‘cost of revenues’ in the accompanying consolidated statements of operations.

Other Loans

On June 20, 2023, the Company entered into a promissory note in the amount of $130,000 with the same independent contractor as the March 30, 2023, forgivable loan. The promissory note was due on June 20, 2024 and bared interest at 36% per annum. Any outstanding principal and accrued interest is due on the maturity date. The contractor also has the right to, in lieu of cash payments, to provide future services to the Company in reduction of principal or interest. The note is currently past due, the parties are in negotiations to extend the term of the note or settle the obligation for its original amount. The Company has not recognized any interest associated with this promissory note during the years ended December 31, 2025 or 2024.

This loan was subsequently repaid through the sale of VMED Services LLC, see Note 2.

Note 10 – Investment in Equity securities

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

As of December 31, 2024
Class	Level 1	Level 2	Level 3
Common stock	$371,151	$-	$-
Common stock – related party	118,048	-	-
Total	$489,199	$-	$-

Note 11 – Income Taxes

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

Components of Income Tax Expense:

	2025	2024
Current tax expense
Federal	$-	$-
State	-	-
Foreign	-	-

Deferred tax expense
Federal	-	-
State	-	-
Foreign	-	-
Total income tax expense	$-	$-

The components of net loss before income taxes attributable to domestic and foreign operations for the years ended December 31, 2025 and 2024 consisted of the following:

	2025	2024
Loss from continuing operations before income taxes
Current federal tax expense
Domestic loss	$(9,325,325)	$(3,007,616)
Foreign loss	-	-
Total loss before taxes	$(9,325,325)	$(3,007,616)

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	2025		2024
Estimated federal income benefit at U.S. federal statutory tax rate	$(1,958,318)	(21)%	$(631,599)	(21)%
Temporary differences	814,187	9%	38,953	1%
Permanent differences	-	-%	206,033	7%
Valuation allowance	1,144,131	12%	386,613	13%
Estimated federal income benefit at Effective tax rate	$-	0%	$-	0%

The Company’s effective tax rate was 0% for both 2025 and 2024 due to the full valuation allowance recorded against its deferred tax assets.

Components of deferred tax assets and liabilities are as follows:

Description	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$5,448,244	$1,950,406
Change in fair value of equity securities	497,229	178,381
Total deferred tax assets	5,945,473	$2,128,787
Less: Valuation allowance	(4,782,379)	(1,251,908)
Net deferred tax assets	$1,163,094	$876,879

Deferred tax liabilities:
Depreciation and amortization	$647,117	$513,008
Loss on debt extinguishment	515,977	363,871
Net deferred tax liabilities	$1,163,094	$876,879

As of December 31, 2025 and 2024, the Company maintained a full valuation allowance against its net deferred tax assets. Based on available evidence, including historical cumulative losses, the Company concluded it is more likely than not that the deferred tax assets will not be realized.

As of December 31, 2025, the Company had gross estimated federal and state net operating loss carryforwards (NOL) of approximately $5.4 million, are carried forward indefinitely subject to an 80% utilization limitation. These carryforwards are subject to limitations under Section 382 of the Internal Revenue Code due to any future changes in ownership occurs. The Company has not yet completed it federal income tax return for the year ended December 31, 2025 and therefore these NOLs may change as a result of the completion of the Company’s federal tax return. These amounts represent management’s best estimate with available information as of December 31, 2025.

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

The Company has evaluated its tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes, and concluded that there were no uncertain tax positions requiring recognition or disclosure in the financial statements as of December 31, 2025 or 2024. The Company does not expect any significant changes to its uncertain tax positions within the next 12 months. The Company’s policy is to recognize interest and penalties related to income taxes, if any, in income tax expense. No such amounts were recognized in 2025 or 2024.

Note 12. Subsequent events

Debt Issuances

During January through March 2026, the Company entered into convertible note agreements totaling $823,878 in aggregate principal with ADI, Auctus, and 1800 Diagonal Lending LLC. The notes bear interest at rates specified in each agreement and are convertible into shares of common stock at conversion prices defined therein. In connection with these financings, the Company issued warrants to purchase shares of common stock.

Debt Extinguishment

In January 2026, the Company fully repaid two existing loan facilities with CFI totaling $320,000 in aggregate face value.

Debt Conversions

During January through March 2026, holders of convertible notes converted an aggregate of approximately $76,386 in principal, accrued interest, and original issue discount into shares of common stock.

Letter of Intent

On March 26, 2026, the Company executed a nonbinding Letter of Intent for the acquisition of a business with complimentary markets and business model. The transaction is subject to the execution of a definitive purchase agreement, completion of due diligence, financing, and customary closing conditions. The acquisition, if consummated, is expected to close during 2026.

Increase of Authorized Shares

On May 5, 2026, the holder of a majority of the Company’s stock approved by written consent an increase in the authorized number of shares of the Common Stock of the Company from 1,000,000,000 to 3,000,000,000. Such action is expected to become effective on or about June 22, 2026.

Termination of S-8 Registration Statement

On March 31, 2026, the Company filed a post-effective amendment to terminate the offerings of shares pursuant to the registration statement on Form S-8 relating to the shares registered pursuant to the 2025 Plan and terminated the 2025 Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company’s two most recent fiscal years ended December 31, 2025 and December 31, 2024, and the subsequent interim period through the engagement of WWC, neither the Company nor anyone acting on its behalf consulted with WWC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective.

Material Weakness No. 1 – Segregation of Duties and Control Environment

The Company did not maintain an effective control environment due to limited accounting personnel and insufficient segregation of duties across key financial reporting processes. Specifically, responsibilities related to initiating, authorizing, recording, and reviewing transactions were not adequately segregated among independent personnel. In addition, the Company did not consistently retain documentation evidencing the review and approval of key financial reporting controls. This control deficiency creates a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Material Weakness No. 2 – Financial Reporting Process and Technical Accounting Review Controls

The Company did not maintain effective controls over its financial reporting process, including controls over the preparation and review of financial statements, technical accounting analyses, reconciliations, and SEC reporting disclosures. The Company did not maintain a sufficient complement of personnel and resources with the appropriate level of U.S. GAAP and SEC reporting knowledge, training, and experience to appropriately analyze, record, review, and disclose complex accounting matters on a timely and accurate basis. During the year-end financial reporting and audit process, multiple adjustments and disclosure revisions were required in areas involving significant accounting judgment, including debt and interest accounting, equity transactions, business combinations and divestitures, goodwill, revenue recognition, and related financial statement disclosures. This control deficiency creates a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

-

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - integrated Framework (2013).

Based on its evaluation, our management has concluded that, as of December 31, 2025 our internal control over financial reporting were not effective.

We are a smaller reporting company and are exempt from the requirement for an attestation report on the Company’s internal controls over financial reporting by our registered public accounting firm.

Remediation of Material Weaknesses

Management, with oversight from our Board of Directors, has begun implementing a plan to remediate the material weaknesses described above. The actions taken and underway include: (i) the Company is strengthening its finance function, including recruiting a new Chief Financial Officer and additional qualified accounting personnel with appropriate U.S. GAAP and SEC reporting experience; (ii) the Company engaged external accounting and SEC reporting advisors to assist in the preparation and review of its financial statements and the evaluation of complex and non-routine transactions; (iii) the Company is designing and implementing formal, documented period-end close procedures, including account reconciliations, multi-level review of significant and non-routine transactions, and improved segregation of duties; and (iv) the Company strengthened its Board during fiscal year 2025, including the addition of independent directors and the appointment of an independent Chairman. As of the date of this Annual Report, the material weaknesses have not been fully remediated. The material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period and management has concluded, through testing, that they are operating effectively. These efforts remain subject to the Company's available financial and personnel resources.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans. During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company as of the date of this filing:

Name	Age	Position	Date First Appointed as Officer or Director

Claude Zdanow	37	Chief Executive Officer and Director	June 13, 2024
Christopher Becker	35	President	December 2, 2024
Scott Kauffman	69	Chairman of the Board	July 21, 2025
Jon Bond	68	Director	May 1, 2025
Howard D. Palefsky	78	Director	June 10, 2025
Mark Gazit	57	Director	July 18, 2025
Reda Raad	52	Director	July 20, 2025
Kelly Anderson	58	Audit Committee Chairperson	August 22, 2025

Our directors are elected annually (or as often as we hold meetings of stockholders) and will hold office until our next annual meeting of the stockholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

The business experience of our officers and directors is as follows:

Claude Zdanow has been our Chief Executive Officer and a member of our Board of Directors since June 2024. Mr. Zdanow served as Chief Executive Officer of Integrum Group, LLC (“Integrum”) from March of 2023 and from June 2021 until then as its President. Additionally, Mr. Zdanow is the founder of and serves as the Managing Partner of 35 Wellsona Holdings LLC, a position that he has held since January 2021. Mr. Zdanow is also a principal of Claude Philippe Wines LLC, which he founded in June 2021. Between July 2007 and May 2021, he served as the Chief Executive Officer of Stadiumred, Inc., a global marketing agency collective with agencies operating across multiple disciplines and industries. Mr. Zdanow serves as a director of Endexx Corporation, a Consumer Products (CPG) company specializing in Plant-Based formulations and Innovative delivery systems. He is the founder of Sona Hills, a boutique vineyard resort in Paso Robles, CA, and Claude Philippe Wines, where he combines his business acumen with his personal interests.

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

Scott Kauffman was appointed Chairman of the Board of Directors in July 2025. Mr. Kauffman brings over three decades of executive and board-level experience spanning marketing services, media, ecommerce, and digital innovation. He served as Chairman and Chief Executive Officer of MDC Partners, Inc. (now Stagwell Inc., NASDAQ: STGW), a global marketing services network, where he led the company through a transformative period culminating in its combination with Stagwell Marketing Group Holdings to form a $3 billion-plus global marketing enterprise. Prior to MDC Partners, Mr. Kauffman served as President and Chief Executive Officer of Geeknet, Inc. (NASDAQ: GKNT), Chief Operating Officer of BlueLithium (acquired by Yahoo!), and Chief Executive Officer of Zinio, a digital magazine platform. Earlier in his career, he held positions at CompuServe, Time Warner, Newsweek, and Benton & Bowles. Mr. Kauffman also served as Chairman of Lotame, a data enrichment and identity solutions provider. He holds an A.B. in English from Vassar College and an MBA in Marketing from New York University’s Stern School of Business.

Jon Bond was appointed to the Board of Directors in May 2025. Mr. Bond is a widely recognized advertising industry innovator and entrepreneur. He co-founded Kirshenbaum Bond & Partners, a pioneering advertising agency known for its unconventional approach to brand building. He subsequently served as Chief Executive Officer of Big Fuel Communications (acquired by Publicis Groupe), and helped pioneer programmatic media through ventures including Varick Media Management and Iballs. Mr. Bond has held leadership and board roles at White Ops (now HUMAN Security), The Shipyard, and Sito Mobile (NASDAQ: SITO), and currently serves on the board of directors of Inuvo, Inc. (NYSE American: INUV), an AI-powered media company. Mr. Bond was recently nominated for the 2025 Advertising Hall of Fame.

Howard D. Palefsky was appointed to the Board of Directors in June 2025 and serves as Chair of the Company’s Governance and Nominating Committee. Mr. Palefsky is a distinguished executive with more than three decades of experience in the healthcare, life sciences, and medical technology sectors. He has led organizations to achieve significant growth, creating aggregate enterprise value exceeding $4 billion, and has served on the boards of more than 30 organizations. Mr. Palefsky previously served as Chairman, President, and Chief Executive Officer of Collagen Corporation from 1978 to 1997. He was a Managing Director at Montreux Equity Partners from 2002 to 2015, where he was responsible for raising over $500 million in limited partner commitments. Since January 2016, he has served as President of Victoria Capital Management Inc. Mr. Palefsky holds a Bachelor of Science in Mathematics from the City College of the City University of New York and an MBA from Stanford University.

Mark Gazit was appointed to the Board of Directors in July 2025. Mr. Gazit is a globally recognized authority in cybersecurity, artificial intelligence, and financial technology. He co-founded ThetaRay in 2013 and served as its Chief Executive Officer for a decade, building the company into a worldwide leader in AI-driven financial crime detection. Prior to co-founding ThetaRay, Mr. Gazit served as Managing Director of NICE Cyber & Intelligence Solutions and previously served as Group President and Chief Executive Officer of SkyVision. He has held executive roles at leading technology companies including Deltathree and NetVision. Mr. Gazit completed executive programs at Harvard Business School, London Business School, and MIT, and studied Computer Science and Mathematics at Hebrew University.

Reda Raad was appointed to the Board of Directors in 2025. Mr. Raad is the Group CEO and co-founder of TBWA\RAAD, one of the largest communications groups in the Middle East and North Africa (MENA) region. Under his leadership, TBWA\RAAD has grown from a four-person startup into a network of 12 full-service agencies across the MENA region with over 1,000 employees. Mr. Raad led the diversification strategy of the group, building a multi-disciplinary communications platform encompassing advertising, shopper marketing, public relations, and digital services. He earned a degree in Advertising and Marketing Management from Syracuse University’s Whitman School of Management.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. During 2025, the Board appointed Kelly Anderson as Chairman of the Board, separating the Chairman and Chief Executive Officer roles to strengthen independent board oversight as the Company enters its next phase of growth.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including our Board of Directors, pursuant to which such officer was selected to serve as an officer.

Other Directorships

No director of the Company is also a director of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act), except as disclosed in the biographical information for each director set forth above.

Involvement in Certain Legal Proceedings

To our knowledge, none of our officers or directors was involved in any of the following during the past ten years: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

During 2025, the Company established a Governance and Nominating Committee, chaired by Howard D. Palefsky. The Governance and Nominating Committee is responsible for identifying and recommending qualified candidates for director positions, developing and recommending corporate governance guidelines, and overseeing the evaluation of the Board and management. The Company established an Audit Committee, chaired by Kelly Anderson. Our Board of Directors believes that it will continue to evaluate the need for additional standing committees as the Company’s governance structure evolves.

Our Company does not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level.

Stockholder Communications with the Board

A stockholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the first page of this Annual Report.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct and strives to be compliant with applicable laws and regulations, including SEC rules.

In lieu of a separately designated Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Director Independence

Our common stock is currently quoted on the OTCQB Market maintained by OTC Markets. The OTCQB Market does not require us to have independent members of our Board of Directors. The Board of Directors has not made a formal determination as to the independence of each director under applicable listing standards; however, the Company believes that the non-management directors appointed during 2025, including Ms. Kelly Anderson, Mr. Kauffman, Mr. Bond, Mr. Palefsky, Mr. Gazit, and Mr. Raad, qualify as independent directors.

The Company has established a Governance and Nominating Committee as described above. The Company does not currently have a separately designated audit or compensation committee.

Code of Ethics and Code of Conduct

We have adopted a Code of Ethics and a Code of Conduct. The Code of Ethics and a Code of Conduct applies to all officers, directors, and employees. The Code of Ethics and a Code of Conduct is posted on the Company’s internet website. The Code of Ethics also complies with requirements of the Sarbanes-Oxley Act.

We intend to disclose any amendments or future amendments to our Code of Ethics and a Code of Conduct and any waivers with respect to our Code of Ethics and a Code of Conduct granted to our principal executive officer, our principal financial officer, and our principal accounting officer on our website.

Board of Directors Meetings

During the year ended December 31, 2025, the Board acted by unanimous written consent on matters including the appointment of new directors, establishment of the Governance and Nominating Committee, and other corporate matters. The Company has not held an annual meeting since the Company went public in 2017.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

While we do not have a formal written policy in place with regard to the timing of awards of options in relation to the disclosure of material nonpublic information, the Company is mindful of the regulations and requirements regarding the timing and disclosure of option grants. No equity awards were granted during 2025.

Insider Trading/Policy Against Hedging

The Company is committed to maintaining the highest ethical standards in all aspects of its operations, including compliance with applicable securities laws and regulations. The Company expects all directors, officers, employees and their immediate family members to conduct all transactions involving the Company’s securities in compliance with all applicable securities laws and regulations and in accordance with the Company’s insider trading policy.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”)

Dodd-Frank requires public companies to provide shareholders with an advisory vote on compensation of the most highly compensated executive officers. As a smaller reporting company, the Company is presently exempt from certain provisions of the Dodd-Frank Act.

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, the Company can recoup the incentive compensation paid to the CEO, CFO, and other named executives during the 12-month period following the first public issuance of the non-complying document. This “clawback” can apply whether or not the named executive was involved in the misconduct.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 or 5) of common stock with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

On February 26, 2025, each of Claude Zdanow, Patricia Kaelin and Christopher Becker filed a late Form 3 reporting their respective positions with the Company. To the Company’s knowledge, based solely on review of the copies of such reports and amendments thereto furnished to the Company, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of greater than 10% of its equity securities were otherwise timely satisfied during the fiscal year ended December 31, 2025, except as noted above and any late filings by newly appointed directors during 2025, for which Forms 3 were filed.

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

Summary Compensation Table*

Name And Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)#	Option Awards ($)#	All Other Compensation ($)	Total ($)

Claude Zdanow	2025	480,000	-	1,000,000	-	90,000**	1,570,000
CEO	2024	360,000	-	-	-	45,000**	405,000

Patricia Kaelin(1)	2025	160,000	-	400,000	-	-	560,000
CFO	2024	20,833	-	-	-	-	20,833

Christopher Becker	2025	200,000		38,100			238,100
President	2024	191,667					191,667

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

(1)	On August 31, 2025, Ms. Kaelin ceased serving as the CFO. At that time, Mr. Zdanow was appointed as CFO in addition to his role as CEO.

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

Employment Agreements; Outstanding Equity Awards; Key Man Insurance

Employment Agreements

Claude Zdanow

Mr. Zdanow is employed as the Chief Executive Officer of ONAR, LLC under an employment agreement with a term that commenced on August 1, 2024. Mr. Zdanow’s annual base salary is $360,000. In addition to his base salary, Mr. Zdanow is entitled to an annual cash performance bonus, which Mr. Zdanow can elect to take in the Company’s common stock based on the attainment of individual and/or other performance objectives as determined by the Board. Mr. Zdanow will be entitled to earn a one-time $1,000,000 bonus payable in cash or stock at Mr. Zdanow’s election, or deferred if we do not have sufficient cash to make the bonus payment, upon our successful acquisition or acquisitions of a company or companies that increase our EBITDA by at least $1,000,000. In addition, Mr. Zdanow was entitled to receive stock options to purchase 300% of his base salary under the 2025 Plan as of December 31, 2025. These stock options will vest (a) 12.5% after 6 months, (b) 37.5% after 1 year, (c) 25% after 2 years, and (d) 25% after 3 years following the commencement of Mr. Zdanow’s employment. Additionally, he is also entitled to participate in the health, dental and retirement benefit plans as are made available by the Company for its other US-based executive officers, as well as indemnification by the Company to the fullest extent permitted by law, and the Company’s organizational documents. The employment agreement may be terminated by either party at any time on three-months’ notice. If Mr. Zdanow is terminated by the Company without cause and not due to Mr. Zdanow’s disability, then, upon Mr. Zdanow’s separation from service, subject to Mr. Zdanow’s compliance with the employment agreement, in addition to the accrued obligations, the Company shall pay to Mr. Zdanow an amount in cash equal to twelve (12) months of Mr. Zdanow’s base salary. In addition, the Company will continue to provide medical insurance to Mr. Zdanow (at the same standard as prior to termination) for the period Mr. Zdanow is eligible for severance payments. Mr. Zdanow’s employment agreement contains customary non-competition and non-solicitation of Company customers or employees’ provisions during the term of the agreement.

Patricia Kaelin

Ms. Kaelin was employed as the Chief Financial Officer of ONAR, LLC under an employment agreement with a term that commenced on December 1, 2024. Ms. Kaelin’s annual base salary was $250,000. In addition to her base salary, Ms. Kaelin was entitled to a bonus in the amount of 100% of Ms. Kaelin’s annual base salary for achieving budgeted EBITDA in any fiscal year plus an additional 1% for every 1% over budgeted EBITDA up to a total of 200% of annual base salary, as calculated by the Company in good faith. In addition, Ms. Kaelin was entitled to receive a grant of common stock of $400,000 that will vest (a) 25% after 90 days, (b) 25% after 1 year, (c) 25% after 2 years, and (d) 25% after 3 years. Additionally, she was also entitled to participate in the health, dental and retirement benefit plans as are made available by the Company for its other executive officers. Ms. Kaelin’s employment agreement contained customary non-competition and non-solicitation of Company customers or employees’ provisions during the term of the agreement. Ms. Kaelin resigned from her position effective on August 31, 2025.

Outstanding Equity Awards at Fiscal Year-End

The Company: (i) did not grant any stock options to its executive officers or directors during the year ended December 31, 2025; (ii) did not have any outstanding unvested equity awards as of December 31, 2025; and (iii) had no options exercised by its Named Executive Officers in the fiscal year ended December 31, 2025.

Key Man Insurance

The Company does not hold “Key Man” life insurance on any of its officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of June 11, 2026 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 182,178,195 shares outstanding as of June 11, 2026, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of June 11, 2026, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 990 Biscayne Blvd, 5th Floor, Miami, FL 33132.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned		Common Ownership Percentage	Series A Preferred Stock Shares Beneficially Owned	Series A Preferred Stock Percentage (1)	Total Voting Percentage (2)
Officers and Directors
Claude Zdanow (3)	164,001,780	(3)	60.5%	1,000	100%	71.2%
Christopher Becker	-		*	-	*	*
Scott Kauffman	-		*	-	*	*
Jon Bond	-		*	-	*	*
Howard D. Palefsky	-		*	-	*	*
Mark Gazit	-		*	-	*	*
Reda Raad	-		*	-	*	*
All officers and directors as a group (2 persons)	164,001,780		60.5%	1,000	100%	71.2%

___________

* Less than 1%.

(1) The 1,000 shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all stockholder matters equal to fifty-one percent (51%) of the total vote.

(2) Based on 371,792,234 total voting shares, including 182,178,195 shares voted by our common stockholders and 189,614,039 voting shares voted by our Series A Preferred Stockholder (see also footnote 1).

(3) Shares are held indirectly through Mt Olympus Ventures, Inc. (“Mt Olympus”). Mr. Zdanow is the sole owner of Mt Olympus. The business address of Mt Olympus is 15442 Ventura Blvd., Suite 101, Sherman Oaks, CA 91403. Common shares beneficially owned by Mr. Zdanow include 75,000,000 shares of Common Stock owned by Mt Olympus and 89,001,780 shares of Common Stock issuable upon conversion of outstanding shares of our Series C Preferred Stock owned by Mt Olympus.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2025, with respect to our compensation plans under which common stock is authorized for issuance.

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

(1) Consists of awards available for future issuance under the ONAR Holding Corporation 2025 Omnibus Incentive Plan.

ONAR Holding Corporation 2025 Omnibus Incentive Plan

On February 6, 2025, the Board approved and adopted the Company’s 2025 Omnibus Incentive Plan (the “2025 Plan”). The 2025 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to any limitations provided by federal or state securities laws, to receive (i) options, (ii) stock appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) performance-based awards, (vi) other share-based awards, (vii) other cash-based awards, or (viii) any combination of the foregoing. In making such determinations, the Board may take into account the nature of the services rendered by such person, his or her present and potential future contribution to the Company’s success, and such other factors as the Board in its discretion shall deem relevant. A total of 45,000,000 shares of common stock are authorized for awards under the 2025 Plan. No shareholder approval was required for the adoption of the 2025 Plan, which became effective upon approval by the Board. On March 31, 2026, the Company filed a post-effective amendment to terminate the offerings of shares pursuant to the registration statement on Form S-8 relating to the shares registered pursuant to the 2025 Plan and terminated the 2025 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As of December 31, 2025 the balance remains outstanding and is included in ‘Advance to affiliated entity’ on the accompanying consolidated balance sheets.

Advances to related party

During the year ended December 31, 2025, the Company made certain advances to a related party. These advances were unsecured, due on demand and did not bear or accrue interest. These advances we repaid during the fourth quarter of 2025.

Revenues and Accounts Receivable, related party

During the years ended December 31, 2025 and 2024, the Company recognized revenues of approximately $-0- and $81,955, respectively, to entities which share common management. As of December 31, 2025, all amounts due from these entities have been fully reserved through an allowance for credit losses established in previous periods.

Notes Payable

The Company has 5 notes payable due to a related party as described in Note 7. As of December 31, 2025, accrued interest due under these notes was $-0-.

Notes payable

December 31, 2025	December 31, 2024

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

1,029,062	-

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. However, all of the transactions described above were approved and ratified by our Board of Directors. In connection with the approval of the transactions described above, our Board of Directors took into account various factors, including his fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors. On a moving forward basis, our Board of Directors will continue to approve any related party transaction based on the criteria set forth above.

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

	Years Ended
	December 31,
Category	2025	2024
Audit Fees	$135,000	$100,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$135,000	$100,000

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

The consolidated financial statements and notes are included herein under “Part II”-”Item 8. Financial Statements and Supplementary Data”.

(2)	Consolidated Financial Statement Schedules

All schedules are omitted because they are inapplicable or not required or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit			Filed/ Furnished		Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation as amended and restated		8-K	3.1	2/3/2025	000-56012
3.2	Certificate of Amendment to Articles of Incorporation of ONAR Holding Corporation, dated September 29, 2025.		8-K	3.1	10/03/2025	000-56012
3.3	Amended and Restated Bylaws		10-K	3.6	4/15/2025	000-56012
3.4	Certificate of Designation of Series A Preferred Stock		8-K	3.1	6/17/2021	000-56012
3.5	Certificate of Designation of Series B Preferred Stock		8-K/A	4.1	7/31/2024	000-56012
3.6	Certificate of Designation of Series C Preferred Stock		8-K/A	4.2	7/31/2024	000-56012
3.7	Certificate of Designation of Series D Preferred Stock		8-K/A	4.3	7/31/2024	000-56012
3.8	Designations of Series E Preferred Stock		8-K	4.1	06/12/2025	000-56012
4.1	Description of Securities of the Registrant		10-K	4.1	4/15/2025	000-56012
10.1	351 Contribution Agreement between the Company and the members of HLDCO, LLC		8-K/A	10.1	7/31/2024	000-56012
10.2†	ONAR Holding Corporation 2025 Omnibus Incentive Plan		8-K	10.1	2/12/2025	000-56012
10.3†	Employment Agreement dated as of December 1, 2024 by and between the Company and Tricia Kaelin		10-K	10.3	4/15/2025	000-56012
10.4†	Employment Agreement dated as of September 27, 2024 by and between the Company and Claude Zdanow		10-K	10.4	4/15/2025	000-56012
10.5	Form of Subscription Agreement		8-K	10.1	06/12/2025	000-56012
10.6	Securities Purchase Agreement by and among Storia Agency, LLC, Juice Labs LLC and the sellers listed on Schedule 1 thereto, dated as of September 15, 2025		10-K	10.1	09/19/2025	000-56012
10.7	Asset Purchase Agreement, dated December 31, 2025, by and among ONAR Holding Corporation. and VMED Consulting, Inc.		8-K	10.1	01/07/2026	000-56012

14.1*	Code of Ethics and Code of Conduct	☒
19.1	ONAR Holding Corporation Insider Trading Policy		10-K	19.1	04/15/2025	000-56012
21.1*	Subsidiaries	☒
23.1*	Consent of WWC, P.C.	☒
31.1**	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
97.1*	Clawback Policy	☒
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	XBRL for the cover page of this Annual Report on Form 10-K included in the Exhibit 101 Inline XBRL Document Set	☒

* Filed herewith.

** Furnished Herewith.

† Exhibit constitutes a management contract or compensatory plan or agreement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONAR Holding Corp

Date: June 11, 2026	By:	/s/ Claude Zdanow
Claude Zdanow
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Claude Zdanow	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Director	Date: June 11, 2026
Claude Zdanow

By: /s/ Howard Palefsky	Director	Date: June 11, 2026
Howard Palefsky

By: /s/ Jon Bond	Director	Date: June 11, 2026
Jon Bond

By: /s/ Scott Kauffman	Director	Date: June 11, 2026
Scott Kauffman

By:	Director	Date: June , 2026
Mark Gazit

By: /s/ Reda Raad	Director	Date: June 11, 2026
Reda Raad

By: /s/ Kelly Anderson	Director	Date: June 11, 2026
Kelly Anderson

