Form 10-Q
period 2026-03-31
Onar Holding Corp
filed 2026-07-13
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2026

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date:  226,452,254 shares of common stock are issued and outstanding as of July 10, 2026.

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

The results for the period ended March 31, 2026, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on June 11, 2026.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash	$11,213	$94,420
Accounts receivable, net	55,614	41,335
Prepaid expenses and other current assets	51,723	61,902
Note receivable, current	60,000	60,000
Total current assets	178,550	257,657

Other assets:
Property and equipment, net	9,573	23,129
Intangible assets, net	210,665	219,681
Goodwill	2,669,875	2,509,875
Advance to affiliated entity	500,116	400,700
Note receivable, net of current portion	394,759	396,205
Total other assets	3,784,988	3,549,590

Total assets	$3,963,538	$3,807,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,577,569	$1,513,993
Accrued expenses and other liabilities	3,141,300	2,700,878
Deferred revenue	240,915	139,169
Accrued expenses, related party and advances due to executive	-	95,631
Notes payable	2,204,742	2,119,742
Notes payable, related party	1,010,116	1,029,062
Convertible notes payable, net	2,441,608	2,067,997
Total current liabilities	10,616,250	9,666,472

Total liabilities	10,616,250	9,666,472

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Preferred stock Series A, 1,000 shares authorized, $0.001 par value, 1,000 and 1,000 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Preferred stock Series B, 10,000 shares authorized, $0.001 par value, 3,065 and 3,065 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	3
Preferred stock Series C, 6,570 shares authorized, $0.001 par value, 6,570 and 6,570 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	7	7
Preferred stock Series E, 6,000 shares authorized, $0.001 par value, 818 and 718 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	-
Common stock, 1,000,000,000 shares authorized, $0.001 par value, 196,591,623 and 140,099,049 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	196,592	140,099
Additional paid-in capital	8,236,656	7,958,571
Accumulated deficit	(15,085,972)	(13,957,906)
Total stockholders’ deficit	(6,652,712)	(5,859,225)

Total liabilities and stockholders’ deficit	$3,963,538	$3,807,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenue	$1,021,085	$734,515

Cost of revenues	964,846	639,859
Gross profit	56,239	94,656

Operating expenses:
General and administrative	344,876	1,002,556
Depreciation and amortization	37,006	109,326
Total operating expenses	381,882	1,111,882

Loss from operations	(325,643)	(1,017,226)

Other (income) expense:
Interest expense	802,502	192,864
Other (income) expense	(79)	(37,439)
Change in fair value of investments	-	182,151
Total other (income) expense	802,423	337,576

Provision for income tax	-	-

Loss from continuing operations	(1,128,066)	(1,354,802)
Income from discontinued operations, net of tax	-	67,300

Net loss	$(1,128,066)	$(1,287,502)

Net loss per share - basic and diluted - continuing operations	$(0.01)	$(0.01)
Net loss per share - basic and diluted - discontinued operations	-	-
Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	151,724,058	114,294,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Preferred Stock										Additional
	Series A		Series B		Series C		Series E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	1,000	$1	3,065	$3	6,570	$7	718	$-	140,099,049	$140,099	$7,958,571	$(13,957,906)	$(5,859,225)
Issuance of shares for services	-	-	-	-	-	-	-	-	15,084,793	15,085	43,403	-	58,488
Conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	41,407,781	41,408	51,765	-	93,173
Warrants issued with convertible notes payable	-	-	-	-	-	-	-	-	-	-	82,918	-	82,918
Series E preferred stock issued for acquisition	-	-	-	-	-	-	100	1	-	-	99,999	-	100,000
Net loss												(1,128,066)	(1,128,066)
Balance, March 31, 2026	1,000	$1	3,065	$3	6,570	$7	818	$1	196,591,623	$196,592	$8,236,656	$(15,085,972)	$(6,652,712)

Balance, December 31, 2024	1,000	$1	3,125	$3	6,570	$7	-	$-	112,380,049	$112,380	$2,017,894	$(4,681,010)	$(2,550,725)
Issuance of shares for services	-	-	-	-	-	-	-	-	3,565,806	3,566	307,640	-	311,206
Conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	3,391,366	3,393	142,455	-	145,848
Net loss												(1,287,502)	(1,287,502)
Balance, March 31, 2025	1,000	$1	3,125	$3	6,570	$7	-	$-	119,337,221	$119,339	$2,467,989	$(5,968,512)	$(3,381,173)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Operating Activities
Net loss	$(1,128,066)	$(1,287,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,006	109,326
Amortization of employee loan receivable	1,446	31,250
Amortization of debt discount	316,136	5,649
Lease expense	-	(288)
Change in fair value of investment in equity securities	-	182,151
Shares and options issued for services	58,488	311,206
Employee loan receivable interest income and extension fee	-	(34,450)
Extension fees added to principal of notes payable, related party	-	194,773
Changes in operating assets and liabilities:
Accounts receivable	(14,279)	(6,636)
Prepaid expenses and other assets	10,179	(4,118)
Accounts payable	63,576	153,418
Accrued expenses and other liabilities	444,305	397,322
Accrued expenses, related party and advances from executive	(95,631)	(133,103)
Deferred revenue	101,746	(93,514)
Customer contracts	-	(169,748)
Net cash used in operating activities - continuing operations	(205,094)	(344,264)
Net cash provided by operating activities - discontinued operations	-	1,592

Investing Activities
Proceeds from disposal of property and equipment	10,566	143,897
Advances to related party	(99,416)	-
Net cash provided by (used in) investing activities - continuing operations	(88,850)	143,897
Net cash provided by (used in) investing activities - discontinued operations	-	-

Financing Activities
Repayment of notes payable	-	(11,719)
Repayment of notes payable, related party	(25,000)	(75,000)
Proceeds from line of credit	-	47,581
Repayment of line of credit	-	(3,779)
Proceeds from convertible notes payable	727,200	385,000
Payments on convertible notes payable	(491,463)	(7,200)
Net cash provided by financing activities - continuing operations	210,737	334,883
Net cash used in financing activities - discontinued operations	-	(47,109)

Net change in cash	(83,207)	88,999
Cash - beginning of period	94,420	339,199
Cash - end of period	$11,213	$428,198

Supplemental cash flow disclosures
Interest paid	$1,000	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Notes payable and accrued interest converted to common stock	$93,173	$145,848
Series E Preferred Stock issued as acquisition consideration	$100,000	$-
Notes payable issued as acquisition consideration	$85,000	$-

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception, has negative working capital and has not generated positive cash flows from operations since inception. The Company generated a net loss of $1,128,066 for the three month period ended March 31, 2026. The Company also has a working capital deficiency of $10,437,700 and a stockholders’ deficiency of $6,652,712 as of March 31, 2026. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management has taken a series of concrete actions to address these conditions. During the first quarter of 2026 and through the date of this filing, the Company completed its exit from two non-core legacy businesses, allowing management to concentrate resources on its higher-margin marketing and technology operations; reduced total operating expenses by 66% and net cash used in operating activities by 40% compared to the prior-year period; and restructured a short-term financing obligation into a multi-year note payable with fixed payments; Management’s plans also include continuing to grow revenue through organic client acquisition and selective strategic acquisitions, maintaining disciplined cost management across the agency network, and reducing the Company’s reliance on short-term convertible financing. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. The accompanying financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2026 and for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on June 11, 2026 (the “2025 Annual Report”). The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

A monthly retainer is charged for ongoing services. Any additional services outside the agreed-upon scope, such as the inclusion of additional services, are subject to prior written approval and will result in additional fees. Retainers received for future services are classified as ‘deferred revenue’ within the accompanying condensed consolidated balance sheets.

Earnings Per Share

In accordance with accounting guidance now codified as ASC Topic 260, “Earnings (Loss) per Share” basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were 3,659,944,576 and 596,572,331 potentially dilutive shares outstanding during the three months ended March 31, 2026 and 2025, respectively; these shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

Note 2. Acquisitions and Divestitures

On March 12, 2026, the Company acquired all of the outstanding equity interests of Scale Partners, a provider of technology-enabled marketing and sales solutions tailored specifically for the commercial real estate (CRE) sector, for total consideration of approximately $185,000, consisting of $85,000 of notes payable and $100,000 of Series E Preferred Stock, par value $0.001 per share, (the “Series E Preferred Stock”). The acquisition extends the Company’s AI-enabled marketing platform into the commercial real estate sector and adds complementary artificial intelligence and operational capabilities.

The Company accounted for the transaction as a business combination under ASC 805, Business Combinations. The provisional purchase price allocation resulted in the recognition of approximately $160,000 of goodwill, which is expected to be deductible for income tax purposes, and $25,000 of identifiable intangible assets consisting of a non-compete agreement. The purchase price allocation is provisional as of March 31, 2026 and remains subject to change as the Company finalizes its valuation of assets acquired and liabilities assumed. Measurement period adjustments, if any, will be recognized in the reporting period in which they are determined, not to exceed one year from the acquisition date.

The acquisition was not material to the Company's condensed consolidated financial statements, and the results of Scale Partner’s operations have been included in the Company’s condensed consolidated financial statements from the acquisition date. Accordingly, pro forma financial information and other disclosures required by ASC 805 for material business combinations have not been presented.

Note 3. Discontinued Operations

Through its wholly owned subsidiary Reliant Pools, the Company operated a legacy custom swimming pool construction business in the greater Austin, Texas market.

The pool business was non-core to ONAR’s strategic focus on marketing, technology, and AI-driven growth. On January 19, 2026, the Company entered into a Stock Purchase Agreement to divest 100% of the issued and outstanding shares of Reliant Pools, Inc. to Elijah May, effective as of December 31, 2025.

The results of the pool construction business are presented within income from discontinued operations in the condensed consolidated statements of operations, and the related cash flows are presented separately as discontinued operations in the condensed consolidated statements of cash flows, for the three months ended March 31, 2025.

Results of operation for Reliant Pools the three months ended March 31, 2025,

Revenues	$338,080
Cost of revenues	237,817
General and administrative expenses	29,299
Depreciation	3,664
Net income	$67,300

Note 4. Related Party Transactions

Advance to Affiliated Entity

During the year ended December 31, 2024 and prior to the acquisition of HLDCO the Company advanced to an entity controlled by the Company’s CEO an aggregate of $400,700. The purpose of this advance was to enable that entity to purchase the Company’s outstanding super-voting Series A Preferred Stock from the prior controlling shareholder, which facilitated the change of control and subsequent reverse-merger transaction described in the Company’s 2025 Annual Report. On March 11, 2025, this advance was formalized into a promissory note receivable. Under the new terms, the note bears interest at 5% per annum, requires no monthly payments, is unsecured and is due on March 11, 2035. The Company classifies this 10-year note receivable as loan receivable under ASC 310, as it has the positive intent and ability to hold the note until its maturity date. The note is initially recognized at fair value, and is measured at amortized cost using the effective interest method subsequently. The note is presented on the balance sheet at its amortized cost, inclusive of accrued interest. The stated interest rate reflects the effective yield, resulting in a carrying value that equals the principal plus accumulated interest receivable.

As of March 31, 2026 the balance remains outstanding and is included in ‘Advance to affiliated entity’ on the accompanying condensed consolidated balance sheets.

Advances to related party

During the three months ended March 31, 2026, the Company made certain advances to an entity affiliated with the Company’s Chief Executive Officer totaling $99,416. These advances are unsecured, due on demand and do not bear interest. As of March 31, 2026, $99,416 remained outstanding.

Note 5. Notes Payable and Convertible Notes Payable

For the terms of debt outstanding at December 31, 2025 that has not changed significantly, refer to the Company’s 2025 Annual Report.

On January 10, 2026, the Company entered into a securities purchase agreement providing for the issuance of a convertible promissory note in the principal amount of $110,000 with an original issue discount of $8,800 and deferred financing fees of $9,000. The note matures on January 23, 2027 and bears interest at 12% per annum, subject to a guaranteed minimum amount of interest, resulting in an annualized effective interest rate of 196.5%. Principal and interest are due in monthly installments through maturity. The holder may convert outstanding principal and accrued interest into shares of common stock at a conversion price equal to the lesser of $0.03 or 75% of the 10-day volume weighted average price of the Company's common stock.

The holder also received 2,200,000 warrants to purchase the Company’s common stock. The warrants had a fair value of $42,237 at issuance, of which $25,580 was allocated as a debt discount. Warrants issued in connection with the notes were allocated a portion of the note proceeds based on their relative fair value at issuance and recorded as a debt discount with a corresponding credit to additional paid-in capital.

On January 23, 2026, the Company entered into a securities purchase agreement providing for the issuance of a convertible promissory note in the principal amount of $543,478 with an original issue discount of $43,478. The note matures on January 23, 2027 and bears interest at 18% per annum, resulting in an annualized effective interest rate of 56.4%. Principal and interest are due in monthly installments through maturity. The holder may convert outstanding principal and accrued interest into shares of common stock at a conversion price equal to the lesser of $0.03 or 75% of the 10-day volume weighted average price of the Company's common stock.

The holder also received 5,434,782 warrants to purchase the Company’s common stock. The warrants had a fair value of $87,820 at issuance, of which $69,555 was allocated as a debt discount. Warrants issued in connection with the notes were allocated a portion of the note proceeds based on their relative fair value at issuance and recorded as a debt discount with a corresponding credit to additional paid-in capital.

On March 4, 2026, the Company entered into a securities purchase agreement providing for the issuance of a convertible promissory note in the principal amount of $170,400 with an original issue discount of $28,400 and deferred financing fees of $7,000. The note matures on January 15, 2027 and bears interest at 12% per annum, subject to a guaranteed minimum amount of interest, resulting in an annualized effective interest rate of 99.2%. Principal and interest are due in monthly installments through maturity. The holder may convert outstanding principal and accrued interest into shares of common stock at a conversion price equal to 65% of the lowest 10-day trading price of the Company's common stock.

Note 6. Equity

Common Shares

As of March 31, 2026, the Company was authorized to issue 1,000,000,000 shares of common stock, $0.001 par value. Each share of common stock is entitled to one vote on matters submitted to the shareholders for approval.  On May 5, 2026, the holder of approximately 76.8% of the voting power of the Company’s outstanding common stock and the board of directors of the Company authorized an increase in the number of authorized shares of the Company’s common stock from 1,000,000,000 shares to 3,000,000,000 shares. The increase became effective on June 22, 2026 (see Note 8).

During the three months ended March 31, 2026, the Company issued approximately 15,084,793 shares of common stock for services with a fair value of approximately $58,488.

In addition, during the three months ended March 31, 2026, holders of convertible notes payable converted principal and accrued interest of $93,173 into 41,407,781 shares of common stock, and the Company recorded $82,918 within additional paid-in capital in respect of warrants issued with convertible notes payable (see Note 5).

Preferred Shares

During the three months ended March 31, 2026, the Company issued 100 shares of Series E Preferred Stock with a fair value of $100,000 as partial consideration for the acquisition of Scale Partners (see Note 2).

Note 7. Commitments and Contingencies

Except as described below, there have been no material changes during the three months ended March 31, 2026, to the information presented in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company has retained counsel and filed its Answer and Affirmative Defenses, vigorously denying the claims asserted and raising multiple affirmative defenses. The Company intends to defend itself vigorously against the claims brought by plaintiff in this matter. At this time, management does not believe the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows

Payroll tax liabilities

During fiscal year 2023, the Company did not remit certain federal income tax, social security, Medicare or local and state income taxes which were withheld from the Company’s employees’ payroll. The Company has estimated and accrued fines and penalties associated with the amounts which have not been remitted and includes this amount in accrued expenses in the accompanying condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the balance due was $653,132 and $646,113, respectively. As of the date of this filing, no enforcement action has been initiated by any taxing authority in connection with these liabilities. The Company’s tax representatives are engaged in active discussions with the relevant taxing authorities to resolve this matter and negotiate a structured payment arrangement. Management believes it is possible that a portion of the accrued penalties and interest may be abated or forgiven through the negotiation process.

Note 8. Subsequent Events

ADI Funding LLC. On April 6, 2026, the Company received an additional $100,000 advance from ADI Funding LLC under the September 15, 2025 Securities Purchase Agreement, as amended, evidenced by a secured demand note. The note bears interest at 2% of principal per month, payable monthly beginning April 1, 2026, is non-convertible, is prepayable at par, and is secured pari passu with the existing ADI notes. Because principal is payable on demand, the note will be classified as a current liability.

On May 5, 2026, the holder of approximately 76.8% of the voting power of the Company’s outstanding common stock and the board of directors of the Company authorized an increase in the number of authorized shares of the Company’s common stock from 1,000,000,000 shares to 3,000,000,000 shares. The increase became effective on June 22, 2026.

Labrys Fund II, L.P. On June 9, 2026, the Company issued an unsecured promissory note to Labrys Fund II, L.P. with a principal amount of $53,700 ($40,000 net cash proceeds, $7,000 original issue discount, $6,700 issuance costs) and a one-time 12% interest charge ($6,444) earned in full at issuance. The note matures June 9, 2027, with monthly payments of $6,000 beginning September 9, 2026. Upon an event of default or missed payment, the note becomes convertible at 65% of the lowest VWAP during the ten trading days preceding conversion; the Company is required to reserve 161,000,000 shares for potential conversion.

Agile Capital. On July 3, 2026, the Company settled its dispute with Agile Capital concerning $525,000 of purchased receivables. The obligation was restructured into monthly payments over 32 months with no additional penalties or charges.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on June 11, 2026 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our condensed consolidated financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

·	Overview. Summary of our operations.
·	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
·	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2026 and 2025.
·	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
·

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

Following a year of deliberate portfolio transformation, ONAR today operates through three core business units: JUICE, the Company’s flagship AI-enabled performance marketing agency, formed by uniting the Storia and Juice Labs agencies under a single brand following the September 2025 acquisition of Juice Labs; ONAR Labs, the Company’s technology and innovation division; and Scale Partners, a tech-enabled platform serving the commercial real estate sector, acquired in March 2026. In parallel, the Company exited its non-core legacy operations, divesting the Reliant Pools swimming pool construction business effective December 31, 2025 and completing the sale of substantially all assets of its VMED Services healthcare marketing business, while retaining the Of Kos brand intellectual property. These actions allow ONAR to concentrate its capital and management attention on its higher-margin, AI-enabled marketing and technology businesses.

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

As a marketing network, ONAR is structured for strategic mergers and acquisitions. The Company’s model leverages declining private-market valuations and rising costs of capital to consolidate specialist agencies at fair multiples and improve their operating performance through shared technology, centralized finance, and data-driven optimization. By utilizing its public-company platform, ONAR enables agency founders to exchange private ownership for liquidity and future upside in a scalable public vehicle.

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

We ended the quarter with $178,550 in current assets and $10.6 million in current liabilities, resulting in a working capital deficit of approximately $10.4 million. Current liabilities include approximately $5.7 million of notes and other borrowings due within twelve months.

A portion of this short-term debt was intentionally incurred to fund the closing of the Juice Labs acquisition and related integration activities. Management’s plan from inception of that financing was to refinance or recapitalize these short-term obligations into longer-term, more sustainable debt and/or equity aligned with the Company’s growth profile.

The integration of Juice Labs is delivering measurable operating leverage. Net cash used in operating activities declined approximately 40% year over year, to approximately $205,000 for the three months ended March 31, 2026, and the Company received approximately $211,000 from financing activities in the period. While the Company does not currently have additional committed sources of capital, management believes that the completion of the potential refinancing will materially enhance the Company’s financial flexibility.

Near‑term priorities

-

Address near‑term maturities and cost of capital. A significant portion of the Company’s short-term debt was incurred to fund the closing of the Juice Labs acquisition, with the intent to refinance that bridge financing into longer-term, lower-cost capital once the acquisition was complete. During the quarter ended March 31, 2026, we had approximately $93,000 of notes payable and accrued interest converted into common stock and repaid approximately $516,000 in principal on convertible notes payable and notes payable, related party. We also refinanced approximately $1 million of related-party debt into a new note maturing in August 2026. In addition, we are in the process of finalizing terms for a replacement facility that will consolidate and extend certain remaining short-term obligations, as well as be expandable for future acquisitions.

-

Accelerate ONAR Labs development. ONAR Labs is integrating the Sour Grapes technology platform and the recently acquired Retina AI analytics assets to create a unified data and AI operating system for ONAR’s network. Management expects this initiative to expand recurring-revenue opportunities through technology licensing, data intelligence, and automation tools for ONAR’s agency clients.

-

Focus on net-new revenue growth, including from new technology initiatives. This includes the relaunching of our Retina AI platform, which is now up and running and being tested with key existing clients.

-

Advance the acquisition pipeline. Management continues to engage in active discussions regarding potential acquisitions which might further expand ONAR’s network of specialized marketing and technology agencies.

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

Results of Operations

Highlights: The three months ended March 31, 2026 reflected a 39% year-over-year increase in total revenue, driven primarily by the inclusion of agencies acquired during 2025. Operating expenses declined year-over-year, while interest expense increased in connection with borrowings used to fund operations and acquisitions. We continue to prioritize cost discipline and strategic growth initiatives to improve profitability.

For the Three Months Ended March 31, 2026, compared to the Three Months Ended March 31, 2025

We had revenue of $1,021,085 for the three months ended March 31, 2026, compared to revenue of $734,515 for the three months ended March 31, 2025, an increase of $286,570 or 39% from the prior period. The increase in revenues was primarily due to the inclusion of agencies acquired during 2025 and changes in the customer base and timing of revenue streams.

We had cost of revenues of $964,846 for the three months ended March 31, 2026, compared to cost of revenues of $639,859 for the three months ended March 31, 2025, an increase of $324,987 or 51% from the prior period. This change is primarily due to the mix of revenue from acquired agencies and increased labor costs.

We had operating expenses of $381,882 for the three months ended March 31, 2026, compared to operating expenses of $1,111,882 for the three months ended March 31, 2025, representing a decrease of $730,000 or 66%. This decrease was primarily related to lower stock-based compensation, professional fees, and compliance costs incurred in the prior-year period.

We had interest expense of $802,502 for the three months ended March 31, 2026, compared to interest expense of $192,864 for the three months ended March 31, 2025, an increase of $609,638, due to interest costs and amortization of debt discount in connection with new borrowings during 2025 and 2026 to fund operations and acquisitions as described in greater detail under “Liquidity and Capital Resources” below.

We had no change in the fair value of our investments for the three months ended March 31, 2026, compared to a loss of $182,151 for the three months ended March 31, 2025. The prior-period change was the result of the liquidation of our investments coupled with changes in the underlying market for these securities.

We had income from discontinued operations of $-0- for the three months ended March 31, 2026, compared to $67,300 for the three months ended March 31, 2025, reflecting the Company’s exit from its legacy pool construction business during December 2025 (see Note 3 to the condensed consolidated financial statements).

We had a net loss of $1,128,066 for the three months ended March 31, 2026, compared to a net loss of $1,287,502 for the three months ended March 31, 2025, a decrease of $159,436 or approximately 12%.

Liquidity and Capital Resources

We had total assets of $4.0 million as of March 31, 2026, consisting of total current assets of $178,550, which included cash of $11,213 and accounts receivable, net, of $55,614.

We had total and current liabilities of $10.6 million as of March 31, 2026, including accounts payable of $1,577,569, accrued expenses and other liabilities of $3,141,300, deferred revenue of $240,915, and notes payable, notes payable — related party, and convertible notes payable maturing within one year of approximately $5.7 million, net of associated debt discounts.

We had a working capital deficit of $10.4 million as of March 31, 2026, compared to a working capital deficit of $9.4 million as of December 31, 2025.

We used $205,094 of net cash in operating activities from continuing operations for the three months ended March 31, 2026, as compared to $344,264 of net cash used in operating activities from continuing operations for the three months ended March 31, 2025. Net cash used in operating activities in both periods was mainly due to our net loss for the period, offset by non-cash charges including amortization of debt discount, depreciation and amortization, and shares issued for services.

We used $88,850 of net cash in investing activities from continuing operations for the three months ended March 31, 2026, consisting of advances to a related party of $99,416, partially offset by $10,566 of net cash received in connection with the disposal of certain property and equipment. Investing activities from continuing operations provided $143,897 of net cash for the three months ended March 31, 2025.

We generated $210,737 of net cash from financing activities from continuing operations for the three months ended March 31, 2026, primarily driven by proceeds from convertible notes payable of $727,200, offset by payments on convertible notes payable of $491,463 and repayments of notes payable, related party, of $25,000. We generated $334,883 of net cash from financing activities from continuing operations for the three months ended March 31, 2025, driven primarily by proceeds from convertible notes payable of $385,000.

While we do not currently have committed additional sources of capital, we are actively evaluating financing options, including potential equity raises, strategic debt facilities, and partnership opportunities. We expect these efforts, combined with ongoing cost discipline and debt restructuring initiatives, to extend our operating runway.

Although there can be no assurance that the Company’s ongoing initiatives will be successful, management believes that the combination of (i) active debt-refinancing and recapitalization efforts, (ii) the significant reduction in operating cash usage following the Juice Labs integration, and (iii) disciplined cost management and expense controls will provide sufficient flexibility to support near-term operating and growth needs. The Company continues to evaluate additional financing options, including potential equity or debt offerings and strategic partnerships, as part of its broader capital-optimization plan.

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

“Note 1. The Company and Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and “Note 1. The Company and Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8, of the 2025 Annual Report, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

As disclosed in the 2025 Annual Report, management identified material weaknesses in the Company's internal control over financial reporting that had not been fully remediated as of March 31, 2026. The 2025 Annual Report also described the remediation actions taken during 2025, including the appointment of a Vice President of Finance, the transition of day-to-day accounting functions in-house, the implementation of a two-person approval process for outgoing payments, and the engagement of external accounting advisors.

During the quarter ended March 31, 2026, management continued to implement the remediation plan described in the 2025 Annual Report under the leadership of the Vice President of Finance. Progress during the quarter included the adoption of a formal documentation policy for significant and non-routine transactions, the implementation of a period-end close checklist to standardize close and reconciliation procedures, and the establishment of a monthly financial review cadence, as part of a broader, multi-period control roadmap that management continues to develop and execute. Management has continued to advance these initiatives subsequent to quarter-end.

The material weaknesses described in the 2025 Annual Report will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that they are operating effectively. Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

On November 7, 2025, Jeffrey L. Feinberg Personal Trust (“Feinberg”) filed a complaint against ONAR, LLC in the Superior Court of the State of Delaware, Case No. N25C-11-060 SPL, alleging breach of contract and unjust enrichment related to a Senior Secured Promissory Note originally issued by Integrum Group, LLC (the Company’s predecessor entity) dated March 18, 2024, in the principal amount of $1,500,000. The Company has retained counsel, filed its Answer and Affirmative Defenses, and disputes the claims asserted. The parties are currently engaged in final settlement discussions and are in the process of completing definitive settlement documentation. At this time, management does not believe the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. See Note 7 to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on June 11, 2026, under the heading “Item 1A. Risk Factors”, and investors should review the risks provided in the Annual Report, and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

As described in Part II, Item 1 and Note 7 to the condensed consolidated financial statements, the Jeffrey L. Feinberg Personal Trust has alleged that a Senior Secured Promissory Note issued by Integrum Group, LLC (now ONAR, LLC) in the principal amount of $1,500,000 matured on March 18, 2025 and remains unpaid. The Company disputes these claims and intends to defend itself vigorously in the matter. The principal amount of the note is included within notes payable, and related accrued interest within accrued expenses and other liabilities, on the condensed consolidated balance sheet as of March 31, 2026.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1(c) Trading Plans. Our director and executive officer may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit		Filed/ Furnished	Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
3.1	Certificate of Amendment to Articles of Incorporation of ONAR Holding Corporation, dated June 22, 2026.		8-K	3.1	June 22, 2026	000-56012
31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	☒
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	☒

* Filed herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ONAR HOLDING CORPORATION

July 10, 2026	By:	/s/ Claude Zdanow
Claude Zdanow
Chief Executive Officer and President
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

