Form 10-Q
period 2026-06-30
Onar Holding Corp
filed 2026-08-14
CIK 1682265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2026

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 284,360,555 shares of common stock are issued and outstanding as of August 14, 2026.

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

The results for the period ended June 30, 2026, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on June 11, 2026.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash	$39,949	$94,420
Accounts receivable, net	48,432	41,335
Prepaid expenses and other current assets	47,076	61,902
Note receivable, current	60,000	60,000
Total current assets	195,457	257,657

Other assets:
Property and equipment	6,583	23,129
Intangible assets, net	151,649	219,681
Goodwill	2,669,875	2,509,875
Advance to affiliated entity and related party	579,338	400,700
Note receivable	394,759	396,205
Total other assets	3,802,204	3,549,590

Total assets	$3,997,661	$3,807,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,651,690	$1,513,993
Accrued expenses and other liabilities	3,644,213	2,700,878
Line of credit	6,387	—
Deferred revenue	405,014	139,169
Accrued expenses, related party and advances due to executive	8,854	95,631
Notes payable	2,204,742	2,119,742
Notes payable, related party	1,010,116	1,029,062
Convertible notes payable, net	2,772,537	2,067,997
Total current liabilities	11,703,553	9,666,472

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Preferred stock Series A, 1,000 shares authorized, $0.001 par value, 1,000 and 1,000 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Preferred stock Series B, 10,000 shares authorized, $0.001 par value, 3,065 and 3,065 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Preferred stock Series C, 6,570 shares authorized, $0.001 par value, 6,570 and 6,570 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	7	7
Preferred stock Series E, 6,000 shares authorized, $0.001 par value, 818 and 718 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	—
Common stock, 3,000,000,000 shares authorized, $0.001 par value, 231,905,269 and 140,099,049 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	231,906	140,099
Additional paid-in capital	8,271,651	7,958,571
Accumulated deficit	(16,209,461)	(13,957,906)
Total stockholders’ deficit	(7,705,892)	(5,859,225)

Total liabilities and stockholders’ deficit	$3,997,661	$3,807,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,047,810	$469,046	$2,068,895	$1,203,561

Cost of revenues	1,004,796	585,361	1,969,642	1,225,220
Gross profit (loss)	43,014	(116,315)	99,253	(21,659)

Operating expenses:
General and administrative	281,831	803,672	626,707	1,806,228
Depreciation and amortization	37,006	61,827	74,012	171,153
Total operating expenses	318,837	865,499	700,719	1,977,381

Loss from operations	(275,823)	(981,814)	(601,466)	(1,999,040)

Other (income) expense:
Interest expense	831,797	174,676	1,634,299	367,540
Other (income) expense	15,869	(1,269)	15,790	(38,708)
Change in fair value of investments	—	64,653	—	246,804
Total other (income) expense	847,666	238,060	1,650,089	575,636

Income tax	—	—	—	—
Loss from continuing operations	(1,123,489)	(1,219,874)	(2,251,555)	(2,574,676)
Income (loss) from discontinued operations	-	(186,149)	-	(118,849)
Net loss	$(1,123,489)	$(1,406,023)	$(2,251,555)	$(2,693,525)

Net loss per share – basic and diluted – continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Net loss per share – basic and diluted – discontinued operations	$-	$0.00	$-	$0.00
Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding – basic and diluted	209,121,384	119,902,406	180,737,376	117,110,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock												Additional
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	1,000	1	3,065	3	6,570	7	—	—	718	—	140,099,049	140,099	7,958,571	(13,957,906)	(5,859,225)
Issuance of shares for services	—	—	—	—	—	—	—	—	—	—	15,084,793	15,085	43,403	—	58,488
Conversion of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	41,407,781	41,408	51,765	—	93,173
Warrants issued with convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	82,918	—	82,918
Series E preferred stock issued for acquisition	—	—	—	—	—	—	—	—	100	1	—	—	99,999	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,128,066)	(1,128,066)
Balance, March 31, 2026	1,000	1	3,065	3	6,570	7	—	—	818	1	196,591,623	196,592	8,236,656	(15,085,972)	(6,652,712)
Issuance of shares for services	—	—	—	—	—	—	—	—	—	—	35,313,646	35,314	34,995	—	70,309
Conversion of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Warrants issued with convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Series E preferred stock issued for acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,123,489)	(1,123,489)
Balance, June 30, 2026	1,000	1	3,065	3	6,570	7	—	—	818	1	231,905,269	231,906	8,271,651	(16,209,461)	(7,705,892)

	Preferred Stock												Additional
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	1,000	1	3,065	3	6,570	7	—	—	—	—	112,380,049	112,380	2,017,894	(4,681,010)	(2,550,725)
Issuance of shares for services	—	—	—	—	—	—	—	—	—	—	3,565,806	3,566	307,640	—	311,206
Conversion of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	3,391,366	3,393	142,455	—	145,848
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,287,502)	(1,287,502)
Balance, March 31, 2025	1,000	1	3,065	3	6,570	7	—	—	—	—	119,337,221	119,339	2,467,989	(5,968,512)	(3,381,173)
Issuance of shares for services	—	—	—	—	—	—	—	—	—	—	1,304,761	1,304	106,403	—	107,707
Proceeds from sale of preferred stock	—	—	—	—	—	—	—	—	500	—	—	—	500,000	—	500,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,406,023)	(1,406,023)
Balance, June 30, 2025	1,000	1	3,065	3	6,570	7	—	—	500	—	120,641,982	120,643	3,074,392	(7,374,535)	(4,179,489)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONAR HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(2,251,555)	$(2,693,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,012	171,153
Amortization of employee loan receivable	1,446	31,250
Amortization of debt discount	371,775	32,487
Lease expense	—	(48)
Change in fair value of investment in equity securities	—	246,804
Shares and options issued for services	128,797	418,913
Employee loan receivable interest income and extension fee	—	(34,450)
Extension fees added to principal of notes payable, related party	—	194,773
Changes in operating assets and liabilities:
Accounts receivable	(7,097)	(84,473)
Accounts receivable, related party	—	-
Prepaid expenses and other assets	14,826	(20,669)
Accounts payable	162,697	179,362
Accrued expenses and other liabilities	947,218	848,768
Accrued expenses, related party and advances from executive	(86,777)	(220,201)
Deferred revenue	265,845	(145,903)
Customer contracts	—	43,888
Net cash used in operating activities – continuing operations	(378,813)	(1,024,544)
Net cash provided by operating activities – discontinued operations	—	—

Investing activities
Proceeds from sale of investment in equity securities	—	—
Cash received from purchase of Retina AI	—	—
Proceeds from disposal of property and equipment	10,566	—
Repayments from related party	—	—
Advances to related party	(178,638)	—
Net cash (used in) provided by investing activities – continuing operations	(168,072)	—
Net cash provided by investing activities – discontinued operations	—	—

Financing activities
Proceeds from issuance of notes payable	—	—
Repayment of notes payable	—	(3,775)
Proceeds from sale of preferred stock	—	500,000
Proceeds from issuance of notes payable, related party	—	—
Repayment of notes payable, related party	(25,000)	35,000
Proceeds from advances from related party	—	(247,673)
Repayment of advances from related party	—	49,004
Proceeds from line of credit	6,387	-
Repayment of line of credit	—	(7,710)
Proceeds from convertible notes payable	785,765	662,000
Payments on convertible notes payable	(274,738)	(36,091)
Net cash provided by financing activities – continuing operations	492,414	950,754
Net cash used in financing activities – discontinued operations	—	-

Net change in cash	(54,471)	(73,790)
Cash – beginning of period	94,420	339,199
Cash – end of period	$39,949	$265,409

Supplemental cash flow disclosures
Interest paid	$52,776	$5,432
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Notes payable and accrued interest converted to common stock	$93,173	$142,455
Series E Preferred Stock issued as acquisition consideration	$100,000	$-
Notes payable issued as acquisition consideration	$85,000	$-
Accrued liabilities paid by related party note payable	$-	$287,556
Discounts on convertible notes payable	$-	$68,287
Line of credit converted to note payable	$-	$212,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONAR Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. The Company and Summary of Significant Accounting Policies

The Company

ONAR Holding Corporation (the “Company” or “ONAR”) was formed as a Nevada corporation under the name Reliant Holdings, Inc. on May 19, 2014. ONAR Holding Corporation (“ONAR”) is a technology-enabled marketing platform that acquires and integrates specialist marketing agencies to build a unified, data-driven operating network. The Company focuses on middle-market brands seeking enterprise-grade marketing capabilities without enterprise-level cost or complexity.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception, has negative working capital and has not generated positive cash flows from operations since inception. The Company generated a net loss of $2,251,555 for the six month period ended June 30, 2026. The Company also has a working capital deficiency of $11,508,096 and a stockholders’ deficiency of $7,705,892 as of June 30, 2026. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management has taken a series of concrete actions to address these conditions. During the first quarter of 2026 and through the date of this filing, the Company completed its exit from two non-core legacy businesses, allowing management to concentrate resources on its higher-margin marketing and technology operations. Revenue for the three months ended June 30, 2026 more than doubled compared to the prior-year period, and deferred revenue has roughly tripled since year-end, reflecting growth in recurring subscription arrangements. The Company also returned to positive gross profit in both the three and six month periods ended June 30, 2026, compared to gross losses in the prior-year periods. Subsequent to quarter-end, the Company executed settlement agreements resolving both of its outstanding litigation matters: the Feinberg Litigation (as defined below), which restructured a $1,500,000 matured note obligation into scheduled payments through February 2030, and a lender dispute, which restructured a $593,315 loan into fixed monthly payments over 32 months with no additional interest, penalties or charges. Management’s plans also include continuing to grow revenue through organic client acquisition and selective strategic acquisitions, maintaining disciplined cost management across the agency network, refinancing near-term obligations into longer-term, lower-cost facilities, and reducing the Company’s reliance on short-term convertible financing. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. The accompanying financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2026 and for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on June 11, 2026 (the “2025 Annual Report”). The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year.

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

Advertising Management & Technology Services

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

5.

Technology and Data Services: Subscription access to ONAR’s proprietary analytics and artificial-intelligence platforms, including audience intelligence, campaign analytics and workflow automation tools, delivered alongside and integrated with the services described above.

These services are integrated and interdependent, all contributing to the goal of improving the Client's business performance, revenue, and brand awareness over time. Revenue is recognized over time as the services are provided and the performance obligation is satisfied, consistent with the ongoing optimization efforts.  The Company’s service delivery draws on proprietary ONAR Labs platforms, including the Cortex analytics platform and Retina AI, to inform strategy, targeting and optimization across client engagements. Beginning in July 2026, the Company also began offering subscription access to certain of its technology platforms; subscription fees are billed monthly and are recognized ratably over the subscription period.

A monthly retainer is charged for ongoing services. Any additional services outside the agreed-upon scope are subject to prior written approval and will result in additional fees. Retainers received for future services are classified as ‘deferred revenue’ within the accompanying condensed consolidated balance sheets.

Earnings Per Share

In accordance with accounting guidance now codified as ASC Topic 260, “Earnings (Loss) per Share” basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There were 3,628,335,978 and zero potentially dilutive shares outstanding during the three months ended June 30, 2026 and 2025, respectively; these shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

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

The Company accounted for the transaction as a business combination under ASC 805, Business Combinations. The provisional purchase price allocation resulted in the recognition of approximately $160,000 of goodwill, which is expected to be deductible for income tax purposes, and $25,000 of identifiable intangible assets consisting of a non-compete agreement. The purchase price allocation is provisional as of June 30, 2026 and remains subject to change as the Company finalizes its valuation of assets acquired and liabilities assumed. Measurement period adjustments, if any, will be recognized in the reporting period in which they are determined, not to exceed one year from the acquisition date.

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

The results of the pool construction business are presented within income from discontinued operations in the condensed consolidated statements of operations, and the related cash flows are presented separately as discontinued operations in the condensed consolidated statements of cash flows, for the six months ended June 30, 2025.

Results of operations for Reliant Pools for the three and six months ended June 30, 2025:

	Three Months	Six months
Revenues	$81,593	$419,673
Cost of revenues	236,223	474,040
General and administrative expenses	27,856	57,155
Depreciation	3,663	7,327
Net loss	$(186,149)	$(118,849)

Note 4. Related Party Transactions

Advance to Affiliated Entity and Related Party

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

As of June 30, 2026 the balance remains outstanding and is included in ‘Advance to affiliated entity and related party’ on the accompanying condensed consolidated balance sheets.

Advances to Related Party

During the six months ended June 30, 2026, the Company made certain advances totaling $178,638 to an entity affiliated with the Company’s Chief Executive Officer, which is a separate entity from the affiliated entity that is the obligor under the note receivable described above. These advances are unsecured, due on demand and do not bear interest, and $178,638 of such advances remained outstanding as of June 30, 2026. The ‘Advance to affiliated entity and related party’ balance of $579,338 on the accompanying condensed consolidated balance sheets consists of these advances together with the $400,700 note receivable described above. These balances arise in the ordinary course of the Company’s operations: from time to time, the Company’s Chief Executive Officer and entities affiliated with him pay expenses on the Company’s behalf or advance funds to the Company, and the Company at times advances or reimburses amounts to them; the resulting net balance therefore fluctuates from period to period and is settled through periodic reconciliations. These advances do not represent loans to, or compensation of, the Chief Executive Officer, and in an effort to support the Company’s liquidity, the Chief Executive Officer will at times forgo or accrue his cash compensation as necessary to support the business.

Subsequent to quarter-end, on July 16, 2026, the Company and the holder of its related-party secured convertible promissory note dated August 12, 2025 (original principal amount of $1,009,062) entered into a First Amendment to Secured Convertible Promissory Note and Forbearance Agreement. At the time of the amendment, $60,000 of scheduled payments under the note had not yet been made and $5,000 of contractual late fees had accrued; the holder did not issue any notice of default or seek to accelerate the note, and instead worked with the Company to restructure the obligation. Under the amendment, the late fees and an extension fee equal to 8% of the outstanding balance were added to principal, the maturity date was extended to November 16, 2026, and the Company agreed to make monthly payments of $10,000 on the first of each month from August 1, 2026 through November 1, 2026, with the remaining balance due at the extended maturity date. Interest continues to accrue at 18% per annum as provided in the note. (see Note 8).

Advance to Chief Executive Officer

During the three month period ended June 30, 2026, the Company made certain advances to its chief executive officer totaling $113,672. These advances are unsecured, due on demand and do not bear or accrue interest. As of June 30, 2026, $213,088 remains outstanding.

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

On January 23, 2026, the Company entered into a securities purchase agreement providing for the issuance of a convertible promissory note in the principal amount of $543,478 with an original issue discount of $43,478. The note matures on January 23, 2027 and bears interest at 18% per annum, resulting in an annualized effective interest rate of 56.4%. Principal and interest are due in monthly installments through maturity. The holder may convert outstanding principal and accrued interest into shares of common stock at a conversion price equal to the lesser of 75% of the 10-day volume weighted average price of the Company's common stock or $0.03.

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

On April 3, 2026, the Company received an additional $100,000 advance from an existing institutional lender under a September 15, 2025 securities purchase agreement, as amended, evidenced by a secured demand note. The note bears interest at 2% of principal per month, payable monthly beginning August 1, 2026, is non-convertible, is prepayable at par, and is secured pari passu with the lender’s existing notes and cross-defaulted with the related transaction documents. Because principal is payable on demand, the note is classified as a current liability.

On June 9, 2026, the Company issued an unsecured promissory note with a principal amount of $53,700 ($40,000 net cash proceeds, $7,000 original issue discount, $6,700 issuance costs) and a one-time 12% interest charge ($6,444) earned in full at issuance. The note matures June 9, 2027, with monthly cash amortization payments of $6,000 beginning September 9, 2026. Upon an event of default or missed amortization payment, the note becomes convertible at 65% of the lowest VWAP during the ten trading days preceding conversion; the Company is required to reserve 161,000,000 shares of common stock from authorized and unissued common stock for potential conversion, which reserve is accommodated by the increase in authorized shares effective June 22, 2026 (see Note 6).

Note 6. Equity

Common Shares

On May 5, 2026, the holder of approximately 76.8% of the voting power of the Company’s outstanding common stock and the board of directors of the Company authorized an increase in the number of authorized shares of the Company’s common stock from 1,000,000,000 shares to 3,000,000,000 shares. The increase became effective on June 22, 2026. Accordingly, as of June 30, 2026, the Company was authorized to issue 3,000,000,000 shares of common stock, $0.001 par value. Each share of common stock is entitled to one vote on matters submitted to the shareholders for approval.

During the six months ended June 30, 2026, the Company issued approximately 50,398,439 shares of common stock for services with a fair value of approximately $128,797.

In addition, during the six months ended June 30, 2026, holders of convertible notes payable converted principal and accrued interest of $93,173 into 41,407,781 shares of common stock (all during the first quarter), and the Company recorded $82,918 within additional paid-in capital in respect of warrants issued with convertible notes payable (see Note 5).

Preferred Shares

During the six months ended June 30, 2026, the Company issued 100 shares of Series E Preferred Stock with a fair value of $100,000 as partial consideration for the acquisition of Scale Partners (see Note 2), all during the first quarter.

Note 7. Commitments and Contingencies

Except as described below, there have been no material changes during the six months ended June 30, 2026, to the information presented in the audited consolidated financial statements included in the Company’s 2025 Annual Report.

Litigation

On November 7, 2025, Jeffrey L. Feinberg Personal Trust (the “Trust”) filed a complaint against ONAR, LLC in the Superior Court of the State of Delaware, Case No. N25C-11-060 SPL (the “Feinberg Litigation”). The complaint alleges breach of contract and unjust enrichment related to a Senior Secured Promissory Note originally issued by Integrum Group, LLC (the Company’s predecessor entity) dated March 18, 2024, in the principal amount of $1,500,000 (the “Note”). The Trust alleges that the Note matured on March 18, 2025, and that the amounts due thereunder have not been repaid.

The Company retained counsel, filed its Answer and Affirmative Defenses, and disputed the claims asserted. Subsequent to quarter-end, on July 16, 2026, ONAR and the Trust entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) resolving the Feinberg Litigation, effective as of July 13, 2026. Under the settlement, ONAR has agreed to pay the Trust or its designee $1,500,000 in principal plus simple interest thereon at 18% per annum from March 18, 2024. Interest shall be computed on the basis of actual days elapsed and a 365-day year, and shall accrue solely on the unpaid principal balance, and shall not be compounded or capitalized. No interest shall accrue on accrued but unpaid interest. The Settlement Agreement provides for (i) an initial payment of $50,000 within one business day of execution of the Settlement Agreement, (ii) a second payment of $300,000 by no later than August 30, 2026, (iii) the remaining balance to be paid in fourteen (14) quarterly installments of $75,000, and (iv) a final true-up payment due on the first business day of February 2030 covering any then-remaining unpaid principal and accrued but unpaid interest. The Settlement Agreement further provides for the dismissal of the legal action as to the Company and the Trust and a mutual release by the Company and the Trust of claims relating to the alleged breach of contract or arising prior to the Settlement Agreement. The parties to the Settlement Agreement further agreed to refrain from disparaging statements regarding any other party, or its respective directors, officers, employees, managers, members or trustees, excepting any statements necessitated by any court proceeding. The Trust and Feinberg also agreed not to engage in any short sale of securities of the Company or to sell or otherwise dispose of, on any single trading day, shares of ONAR Holding common stock in an amount exceeding 10% of the average daily reported trading volume of ONAR Holding common stock over the five (5) trading days immediately preceding such sale.

In connection with a November 2025 financing arrangement with a lender, a dispute arose during the second quarter of 2026 regarding amounts owed under the related loan documents. In April 2026, the lender obtained entry of a judgment in the amount of $593,315 in Virginia’s Arlington circuit court pursuant to remedies provided in the loan documents, which the Company promptly moved to vacate. Before any further litigation proceeded, ONAR and the lender resolved the matter amicably. On July 3, 2026, ONAR and the lender entered into a proposed agreed order providing for repayment through fixed monthly payments of $10,000 beginning on August 1, 2026, and increasing to $15,000 in November 2026 and to $20,000 beginning February 2027 until the $593,315 repayment amount is paid in full, with no additional interest, penalties or charges. The circuit court signed the agreed order on July 6, 2026.(see Note 8).

Payroll tax liabilities

During fiscal year 2023, the Company did not remit certain federal income tax, social security, Medicare or local and state income taxes which were withheld from the Company’s employees’ payroll. The Company has estimated and accrued fines and penalties associated with the amounts which have not been remitted and includes this amount in accrued expenses in the accompanying condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the balance due was $660,307 and $646,113, respectively. As of the date of this filing, no enforcement action has been initiated by any taxing authority in connection with these liabilities. The Company’s tax representatives are engaged in active discussions with the relevant taxing authorities to resolve this matter and negotiate a structured payment arrangement. Management believes it is possible that a portion of the accrued penalties and interest may be abated or forgiven through the negotiation process.

Note 8. Subsequent Events

Feinberg Settlement.

On July 16, 2026, the Company entered into the Settlement Agreement resolving the Feinberg Litigation described in Note 7. The Settlement Agreement provides for (i) an initial payment of $50,000 within one business day of execution of the Settlement Agreement, (ii) a second payment of $300,000 by no later than August 30, 2026, (iii) the remaining balance to be paid in fourteen (14) quarterly installments of $75,000, and (iv) a final true-up payment due on the first business day of February 2030 covering any then-remaining unpaid principal and accrued but unpaid interest. The Company made the initial $50,000 settlement payment in July 2026.

Settlement of Lender Dispute.

On July 3, 2026, the Company and the lender resolved the dispute in Virginia’s Arlington circuit court described in Note 7. The obligation was restructured into fixed monthly payments over approximately 32 months with no additional interest, penalties or charges, and all related proceedings were concluded.

Related-Party Note First Amendment and Forbearance.

On July 16, 2026, the Company and the holder of its related-party secured convertible promissory note dated August 12, 2025 (original principal amount of $1,009,062) entered into a First Amendment to Secured Convertible Promissory Note and Forbearance Agreement. At the time of the amendment, $60,000 of scheduled payments under the note had not yet been made and $5,000 of contractual late fees had accrued; the holder did not issue any notice of default or seek to accelerate the note, and instead worked with the Company to restructure the obligation. Under the amendment, the late fees and an extension fee equal to 8% of the outstanding balance were added to principal, the maturity date was extended to November 16, 2026, and the Company agreed to make monthly payments of $10,000 on the first of each month from August 1, 2026 through November 1, 2026, with the remaining balance due at the extended maturity date. Interest continues to accrue at 18% per annum as provided in the note.

Additional Secured Note.

On July 29, 2026, the Company received an additional advance of $1,200,000 from an existing institutional lender pursuant to a second amendment to the September 15, 2025 securities purchase agreement, evidenced by a secured convertible promissory note in the original principal amount of $1,304,347.83, reflecting an original issue discount of $104,347.83. The note bears interest at 18% per annum, with the first six months of interest guaranteed, and matures on July 29, 2027. The note provides for monthly payments equal to the greater of scheduled amounts, which are interest only for the first three months followed by principal installments with the remaining balance due at maturity, or 10% of the Company’s consolidated net revenues for the immediately preceding month, and requires a partial mandatory prepayment upon the closing of certain qualified financings. The note is initially convertible into common stock at $0.03 per share and is secured pari passu with the lender’s existing notes under the same collateral arrangements. In connection with the advance, the Company issued the lender a one-year warrant to purchase 13,043,478 shares of common stock at an exercise price of $0.05 per share. Proceeds of the advance were used to repay existing indebtedness and for general working capital purposes.

Amendments to Letter of Intent and Down Payment.

On July 27, 2026, the Company and Advertise Purple, Inc. (“Advertise Purple”) entered into Amendment No. 1 (“Amendment No. 1”) to their previously disclosed non-binding letter of intent dated March 23, 2026 (the “LOI”) relating to the Company’s proposed acquisition of all of the outstanding equity interests of Advertise Purple. Pursuant to Amendment No. 1, the Company paid a $1,000,000 down payment toward the purchase price, which will be credited against and reduce, on a dollar for dollar basis, the cash portion of the purchase price payable at closing. The down payment is refundable to the Company only if the Company certifies that it is ready, willing and able to consummate the closing and the counterparty and its equity holders fail to execute the definitive purchase agreement and consummate the closing within five business days thereafter and is otherwise non-refundable. The Company and Advertise Purple have fully negotiated the form of the definitive securities purchase agreement (the “Definitive Agreement”), which is attached as an exhibit to Amendment No. 1. The Definitive Agreement has not been executed and is not binding until executed. Pursuant to Amendment No. 1, if the Definitive Agreement has not been executed and delivered on or before August 27, 2026 (the “Outside Date”), the LOI and Amendment No. 1 would automatically terminate.

On August 6, 2026, the Company and Advertise Purple entered into Amendment No. 2 to the LOI (“Amendment No. 2”), which amends Amendment No. 1 to, among other things, grant the Company the right (but not the obligation) to extend the Outside Date from August 27, 2026 to September 28, 2026, upon the Company’s payment of $250,000 to Advertise Purple (the “Second Down Payment”), either on or before August 27, 2026. Accordingly, upon payment of the Second Down Payment in accordance with Amendment No. 2, (i) the Outside Date shall be extended to September 28, 2026 for all purposes of Amendment No. 1, and all references to the Outside Date in Amendment No. 1 shall be deemed to mean September 28, 2026 for all purposes of Amendment No. 1, (ii) the Down Payment in Amendment No. 1 shall be deemed to mean “$1,250,000” for all purposes of Amendment No. 1 and (iii) the Definitive Agreement shall be deemed amended such that (a) the cash consideration payable at the closing of the Transaction (the “Closing”) shall be increased to $12,825,000 and (b) $1,250,000 shall be credited against and applied to reduce, on a dollar-for-dollar basis, the purchase price otherwise payable by the Company upon the Closing. The Definitive Agreement has not been executed and is not binding until executed by the Company and Advertise Purple and certain other parties thereto. For additional information relating to Amendment No. 1 and Amendment No. 2 , see the Company’s Current Reports on Form 8-K filed with the SEC on July 31, 2026 and August 11, 2026, respectively. Completion of the proposed acquisition remains subject to execution of definitive documentation and customary closing conditions.

Note Repayment.

On July 29, 2026, the Company repaid in full one of its outstanding convertible promissory notes in the aggregate payoff amount of $75,230.14, further reducing its short-term convertible obligations.

Settlement and Payoff of Convertible Note.

On August 7, 2026, the Company entered into a note repayment and settlement agreement with the holder of one of its secured convertible promissory notes dated September 15, 2025 (original principal amount of $159,239.13). The agreement provides for the full satisfaction and cancellation of the note and the related warrant upon the Company’s payment of an aggregate payoff amount of $147,527.71 within fifteen business days following execution. Upon payment, the holder will return 6,000,000 previously issued conversion shares to the Company for cancellation, the security interests securing the note will terminate, the share reserve associated with the note will be released, and the Company and the holder of the note will exchange mutual releases. The shares retained by the holder are subject to resale limitations, including a 90-day no-sale period and volume limitations thereafter.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s 2025 Annual Report.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is www.onar.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Summary of our operations.
•	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
•	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2026 and 2025.
•	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
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

That focus is showing up in the Company’s results. Revenue for the three months ended June 30, 2026 more than doubled year-over-year, revenue for the six-month period grew 72%, and deferred revenue, amounts contracted and collected for services to be delivered in future periods, roughly tripled from year-end, reflecting the network’s shift toward recurring, technology-enabled client engagements. Subsequent to quarter-end, ONAR Labs began billing its first technology-subscription clients for its Cortex analytics platform, and Scale Partners onboarded new clients and added a dedicated growth lead.

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

Plan of Operations

We are executing a transition plan focused on strengthening our balance sheet, streamlining operations, and positioning ONAR for scalable, sustainable growth. Our near-term priorities include: (1) refinancing or converting near-term debt maturities into longer-term, lower-cost obligations; (2) tightening expense controls and accelerating collections to improve cash conversion; (3) driving net-new revenue through higher-margin, AI-enabled marketing services; and (4) selectively funding strategic growth initiatives.

We ended the quarter with $195,457 in current assets and $11.7 million in current liabilities, resulting in a working capital deficit of approximately $11.5 million. Current liabilities include approximately $6.0 million of notes and other borrowings due within twelve months.

A portion of this short-term debt was intentionally incurred to fund the closing of the Juice Labs acquisition and related integration activities. Management’s plan from inception of that financing was to refinance or recapitalize these short-term obligations into longer-term, more sustainable debt and/or equity aligned with the Company’s growth profile.

The integration of Juice Labs is delivering measurable operating leverage. Net cash used in operating activities from continuing operations was $378,813 for the six months ended June 30, 2026, compared to $1,024,544 for the six months ended June 30, 2025, and the Company generated approximately $492,414 of net cash from financing activities in the period. While the Company does not currently have additional committed sources of capital, management believes that the completion of the potential refinancing will materially enhance the Company’s financial flexibility.

Near‑term priorities

-

Address near-term maturities and cost of capital. A significant portion of the Company’s short-term debt was incurred to fund the closing of the Juice Labs acquisition, with the intent to refinance that bridge financing into longer-term, lower-cost capital once the acquisition was complete. Subsequent to quarter-end, the Company restructured approximately $2.1 million of matured or accelerated obligations into scheduled payment plans extending through 2030, including the Settlement Agreement and the lender settlement described in Note 7, at no incremental financing cost in the case of the lender settlement, and worked with the holder of its related-party note to restructure and extend its maturity to November 16, 2026 (see Note 8 to the condensed consolidated financial statements).

-

Accelerate ONAR Labs development. ONAR Labs is integrating the Sour Grapes technology platform and the recently acquired Retina AI analytics assets to create a unified data and AI operating system for ONAR’s network. Management expects this initiative to expand recurring-revenue opportunities through technology licensing, data intelligence, and automation tools for ONAR’s agency clients. In July 2026, ONAR Labs reached its first commercialization milestone: ONAR Labs began billing clients for use of its Cortex analytics platform at a subscription rate of $1,000 per client per month, with its first two clients onboarded and billed. While not yet material to revenue, these billings represent the first recurring technology-subscription revenue generated by ONAR Labs and an initial validation of the licensing model underlying the division.

-

Focus on net-new revenue growth, including from new technology initiatives. This includes the relaunching of our Retina AI platform, which is now up and running and being tested with key existing clients. In addition, Scale Partners onboarded new clients in July 2026, and the Company hired a dedicated growth lead for that business to accelerate and scale its revenue.

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

Results of Operations

Highlights: The three months ended June 30, 2026 reflected a 123% year-over-year increase in total revenue, and revenue for the six months ended June 30, 2026 increased 72% year-over-year, driven by the first full six months of JUICE and growth in recurring subscription arrangements; deferred revenue roughly tripled from year-end to $405,014. The Company returned to positive gross profit in both the quarter and the six-month period, compared to gross losses in the prior-year periods. Loss from operations narrowed 72% for the quarter and 70% for the six-month period. Total costs, cost of revenues together with operating expenses, declined 9% for the quarter and 17% for the six-month period even as revenue grew 72%, and net cash used in operating activities improved 63% to $378,813; the Company’s total cash balance declined by only $54,471 during the half. Subsequent to quarter-end, the Company resolved both of its outstanding disputes through settlements that placed approximately $2.1 million of obligations onto multi-year scheduled payments at little or no incremental cost.

For the Three Months Ended June 30, 2026, compared to the Three Months Ended June 30, 2025

	2026	2025	$ Change	% Change
Revenue	$1,047,810	$469,046	$578,764	123%
Cost of revenues	1,004,796	585,361	419,435	72%
Gross profit (loss)	43,014	(116,315)	159,329	nm *
General and administrative	281,831	803,672	(521,841)	(65)%
Depreciation and amortization	37,006	61,827	(24,821)	(40)%
Total operating expenses	318,837	865,499	(546,662)	(63)%
Loss from operations	(275,823)	(981,814)	705,991	(72)%
Interest expense	831,797	174,676	657,121	376%
Other (income) expense	15,869	(1,269)	17,138	nm *
Change in fair value of investments	-	64,653	(64,653)	(100)%
Loss from continuing operations	(1,123,489)	(1,219,874)	96,385	(8)%
Income (loss) from discontinued operations	-	(186,149)	186,149	(100)%
Net loss	$(1,123,489)	$(1,406,023)	$282,534	(20)%

*nm indicates the inversion of sign

We had revenue of $1,047,810 for the three months ended June 30, 2026, compared to revenue of $469,046 for the three months ended June 30, 2025, an increase of $578,764 or 123% from the prior period. The increase in revenues was primarily due to the inclusion of JUICE, which was acquired in September 2025 and therefore did not contribute to the prior-year period, together with growth in recurring subscription arrangements and performance marketing engagements.

We had cost of revenues of $1,004,796 for the three months ended June 30, 2026, compared to cost of revenues of $585,361 for the three months ended June 30, 2025, an increase of $419,435 or 72% from the prior period. This change is primarily due to the growth in revenue described above and a shift in revenue mix toward performance media engagements, which carry a higher proportion of pass-through media costs. Cost of revenues grew more slowly than revenue, and the Company generated gross profit of $43,014 for the three months ended June 30, 2026, compared to a gross loss of $116,315 for the three months ended June 30, 2025. For the six months ended June 30, 2026, gross profit was $99,253, compared to a gross loss of $21,659 for the six months ended June 30, 2025.

We had operating expenses of $318,837 for the three months ended June 30, 2026, compared to operating expenses of $865,499 for the three months ended June 30, 2025, a decrease of $546,662 or 63%. For the six months ended June 30, 2026, operating expenses were $700,719, compared to $1,977,381 for the prior-year period, a decrease of 65%, reflecting integration synergies from uniting the Storia and JUICE operations, lower non-cash stock-based compensation, and disciplined cost management. As a result, loss from operations improved 72% for the quarter and 70% for the six-month period. Combined cost of revenues and total operating expenses declined 9% for the quarter and 17% for the six-month period, even as revenue more than doubled.

We had interest expense of $831,797 for the three months ended June 30, 2026, compared to interest expense of $174,676 for the three months ended June 30, 2025, an increase of $657,121, due to interest costs and amortization of debt discount in connection with borrowings during 2025 and 2026 to fund operations and acquisitions as described in greater detail under “Liquidity and Capital Resources” below. Reducing the Company’s cost of capital is management’s top capital-structure priority, and the settlements and note amendment executed subsequent to quarter-end place a substantial portion of these obligations on fixed multi-year schedules. Of the $1,634,299 of interest expense for the six-month period, $371,775 represented non-cash amortization of debt discounts.

We had no change in the fair value of our investments for the three months ended June 30, 2026, compared to a loss of $64,653 for the three months ended June 30, 2025. The prior-period change was the result of the liquidation of our investments coupled with changes in the underlying market for these securities.

We had no income or loss from discontinued operations for the three and six months ended June 30, 2026, compared to losses from discontinued operations of $186,149 and $118,849 for the three and six months ended June 30, 2025, respectively, reflecting the Company’s exit from its legacy pool construction business during December 2025 (see Note 3 to the condensed consolidated financial statements).

We had a net loss of $1,123,489 for the three months ended June 30, 2026, compared to a net loss of $1,406,023 for the three months ended June 30, 2025, an improvement of $282,534, or approximately 20%, as the 72% improvement in loss from operations absorbed the increase in largely non-cash interest expense described above. For the six months ended June 30, 2026, we had a net loss of $2,251,555, compared to $2,693,525 for the six months ended June 30, 2025, an improvement of $441,970 or approximately 16%.

For the Six Months Ended June 30, 2026, compared to the Six Months Ended June 30, 2025: revenue increased $865,334, or 72%, to $2,068,895, driven by the factors described above.

	2026	2025	$ Change	% Change
Revenue	$2,068,895	$1,203,561	$865,334	72%
Cost of revenues	1,969,642	1,225,220	744,422	61%
Gross profit (loss)	99,253	(21,659)	120,912	nm
General and administrative	626,707	1,806,228	(1,179,521)	(65)%
Depreciation and amortization	74,012	171,153	(97,141)	(57)%
Total operating expenses	700,719	1,977,381	(1,276,662)	(65)%
Loss from operations	(601,466)	(1,999,040)	1,397,574	(70)%
Interest expense	1,634,299	367,540	1,266,759	345%
Other (income) expense	15,790	(38,708)	54,498	nm
Change in fair value of investments	-	246,804	(246,804)	(100)%
Loss from continuing operations	(2,251,555)	(2,574,676)	323,121	(13)%
Income (loss) from discontinued operations	-	(118,849)	118,849	(100)%
Net loss	$(2,251,555)	$(2,693,525)	$441,970	(16)%

Liquidity and Capital Resources

We had total assets of $4.0 million as of June 30, 2026, consisting of total current assets of $195,457, which included cash of $39,949 and accounts receivable, net, of $48,432.

We had total and current liabilities of $11.7 million as of June 30, 2026, including accounts payable of $1,651,690, accrued expenses and other liabilities of $3,644,213, deferred revenue of $405,014 (which represents contracted amounts collected for services to be delivered and recognized as revenue in future periods, and which roughly tripled from year-end), and notes payable, notes payable, related party, and convertible notes payable maturing within one year of approximately $6.0 million, net of associated debt discounts.

We had a working capital deficit of $11.5 million as of June 30, 2026, compared to a working capital deficit of $9.4 million as of December 31, 2025. Subsequent to quarter-end, the Settlement Agreement and the lender settlement described in Note 7 placed approximately $2.1 million of these obligations on payment schedules extending into 2030, which management expects to reduce near-term demands on liquidity.

We used $378,813 of net cash in operating activities from continuing operations for the six months ended June 30, 2026, as compared to $1,024,544 of net cash used in operating activities from continuing operations for the six months ended June 30, 2025, an improvement of approximately 64% that reflects the revenue growth and expense reductions described above.

We used $168,072 of net cash in investing activities from continuing operations for the six months ended June 30, 2026, consisting of advances to a related party. Investing activities from continuing operations provided no net cash for the six months ended June 30, 2025.

We generated $492,414 of net cash from financing activities from continuing operations for the six months ended June 30, 2026, driven by proceeds from notes payable, including the $100,000 secured demand note issued in April 2026 and the $53,700 promissory note issued in June 2026, offset by payments on convertible notes payable and repayments of notes payable, related party. We generated $950,754 of net cash from financing activities from continuing operations for the six months ended June 30, 2025. During the period, the Company repaid $299,738 of notes payable and convertible notes payable, approximately $0.38 for every dollar of new financing proceeds, consistent with management’s focus on reducing short-term obligations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

As disclosed in the 2025 Annual Report and the Company’s Quarterly Report for the quarter ended March 31, 2026, management identified material weaknesses in the Company’s internal control over financial reporting that had not been fully remediated, and has been implementing a multi-period remediation plan under the leadership of the Company’s Vice President of Finance.

During the quarter ended June 30, 2026, management continued to implement that remediation plan under the leadership of the Company’s Vice President of Finance. Building on the actions taken during the first quarter of 2026, which included the adoption of a formal documentation policy for significant and non-routine transactions, the implementation of a period-end close checklist to standardize close and reconciliation procedures, and the establishment of a monthly financial review cadence, during the second quarter the Company: (i) hired an additional staff bookkeeper, further improving segregation of duties within the accounting function; (ii) continued to operate its two-person approval process for all outgoing payments and its monthly financial review cadence; (iii) completed a second consecutive quarter-end close using its standardized close checklist.

The material weaknesses described in the 2025 Annual Report will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that they are operating effectively.

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

On November 7, 2025, Jeffrey L. Feinberg Personal Trust (the “Trust”) filed a complaint against ONAR, LLC in the Superior Court of the State of Delaware, Case No. N25C-11-060 SPL (the “Feinberg Litigation”), alleging breach of contract and unjust enrichment related to a Senior Secured Promissory Note originally issued by Integrum Group, LLC (the Company’s predecessor entity) dated March 18, 2024, in the principal amount of $1,500,000. On July 16, 2026, subsequent to quarter-end, ONAR and the Trust entered into a Settlement Agreement and Mutual Release, effective as of July 13, 2026, resolving the Feinberg Litigation on the payment terms described in Note 7 and Note 8 to the condensed consolidated financial statements. The Company made the initial settlement payment in July 2026, and the Feinberg Litigation is expected to be dismissed following receipt of the initial $350,000 of payments.

Lender Dispute and Settlement

As described in Note 7 to the condensed consolidated financial statements, during the second quarter of 2026 a dispute arose with a lender under a November 2025 financing arrangement, and the lender obtained entry of a judgment for $593,315.45 in Virginia’s Arlington Circuit Court pursuant to remedies provided in the loan documents; the Company promptly moved to vacate the judgment. On July 3, 2026, before any substantive litigation proceeded, the Company and the lender resolved the matter by submitting an agreed order on the payment terms described in Note 7. The circuit court signed the agreed order on July 6, 2026.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 2025 Annual Report, under the heading “Item 1A. Risk Factors”, and investors should review the risks provided in the 2025 Annual Report, and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the 2025 Annual Report, under “Item 1A. Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

As previously reported, a Senior Secured Promissory Note issued by Integrum Group, LLC (now ONAR, LLC) in the principal amount of $1,500,000 had matured on March 18, 2025 and remained outstanding as of June 30, 2026. Effective July 13, 2026, that note was superseded in its entirety by a Settlement Agreement and Mutual Release, entered into on July 16th, 2026, providing for scheduled payments through February 2030, and the Company is current on its obligations thereunder. See Notes 7 and 8 to the condensed consolidated financial statements. Accordingly, no amounts are in default under the note as of the date of this Report.

In addition, as of June 30, 2026, $60,000 of scheduled payments under the Company’s related-party secured convertible promissory note (original principal amount of $1,009,062) had not yet been made, and $5,000 of contractual late fees had accrued. The holder did not issue a notice of default or seek to accelerate the note. On July 16, 2026, the Company and the related party entered into a First Amendment and Forbearance Agreement pursuant to which the late fees and an 8% extension fee were capitalized to principal, the maturity was extended to November 16, 2026, and the Company agreed to a revised payment schedule, as described in Note 8 to the condensed consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1(c) Trading Plans. Our director and executive officer may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit		Filed/ Furnished	Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
3.1	Certificate of Amendment to Articles of Incorporation of ONAR Holding Corporation, dated June 22, 2026.		8-K	3.1	June 22, 2026	000-56012
10.1‡	Settlement Agreement and Mutual Release, entered into on July 16, 2026, and effective as of July 13, 2026, between ONAR, LLC, Jeffrey L. Feinberg Personal Trust, the Company and the other signatories thereto.		8-K	10.1	July 22, 2026	000-56012
10.2	Amendment No. 1 to the Letter of Intent, dated as of July 27, 2026, by and between ONAR Holding Corporation and Advertise Purple, Inc.		8-K	10.1	July 31, 2026	000-56012
10.3	Amendment No. 2 to the Letter of Intent, dated as of August 6, 2026, by and between ONAR Holding Corporation and Advertise Purple, Inc.		8-K	10.1	August 11, 2026	000-56012
31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	☒
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	☒

* Filed herewith.

** Furnished Herewith.

‡ Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ONAR HOLDING CORPORATION

Date: August 14, 2026	By:	/s/ Claude Zdanow
Claude Zdanow
Chief Executive Officer and President
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

